Form 10-Q
period 2018-06-30
Baja Custom Design, Inc.
filed 2018-08-07
CIK 1737193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018

COMMISSION FILE NUMBER: 001-38457

BAJA CUSTOM DESIGN, INC.

(Exact name of registrant as specified in its charter)

            Delaware                                                                                                           82-3184409

_______________________________                                                                ___________________

(State or other jurisdiction of                                                                                    (I.R.S. Employer

 incorporation or organization)                                                                                  Identification No.)

1033 B Avenue No. 101

Coronado, California  92118

Tel: (858) 459-9400

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes  /X/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  /X/        No  /  /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of July 25, 2018 was 15,610,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2018, prepared by the Company, immediately follow.

BAJA CUSTOM DESIGNS, INC.
BALANCE SHEETS

ASSETS	June 30, 2018	December 31, 2017
	(Unaudited)
Current Assets
Cash	$ 600	$ 500
Total Assets	600	500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$ -	$ -
Convertible Notes Due to Shareholder	7,460	1,052
Total Liabilities	7,460	1,052

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 15,610,000 shares issued and outstanding
as of December 31, 2017 and 15,610,000 shares
issued and outstanding as of June 30, 2018	1,561	1,561
Retained Earnings (Deficit)	(8,421)	(2,113)
Total stockholders' equity (deficit)	(6,860)	(552)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 600	$ 500

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Net Sales	-		400
Cost of Goods Sold	-		300
Gross Profit	-	-	100	-

Expenses
General & Admin. Expenses	3,300	-	6,408	-
Total Expenses	3,300	-	6,408	-

Net Income (loss)	$ (3,300)	$ -	(6,308)

Basic Income (Loss) per Share	$ (0.000)	$ -	$ (0.000)	$ -

Weighted average shares - Basic	15,610,000	15,600,000	15,610,000	15,600,000

Diluted Income (Loss) per Share	$ (0.000)	$ -	$ (0.000)	$ -

Weighted average shares - Diluted	85,567,143	18,990,000	85,567,143	18,990,000

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

OPERATING ACTIVITIES
Net Profit (Loss)	$ (6,308)	$ -

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order
Common stock issued for services
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accrued Liabilities	-	-
Net cash used in operating activities	(6,308)	-

FINANCING ACTIVITIES
Proceeds from note issuance	6,408	-
Net cash from financing activities	6,408	-

Net change in cash	100	-

Cash at beginning of period	500	-

Cash at end of period	$ 600	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

BAJA CUSTOM DESIGN, INC.

Notes to the Financial Statements

June 30, 2018 and 2017

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Baja Custom Designs, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company name was changed to Baja Custom Designs, Inc. on November 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). The Company is engaged in the business of sourcing readymade and custom furniture and decorator items in Mexico for sale in the United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting  principles  generally  accepted in the United States of America ("GAAP"),  and include all the notes required by generally  accepted  accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

b. LOSS PER SHARE

The Company computes net loss per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic  loss per  share  amounts  is  computed  by  dividing  the net loss by the weighted  average number of common shares  outstanding.  The equity instruments such as warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

c. USE OF ESTIMATES

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

d. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised.  Under this method, options and warrants are assumed exercised at the beginning of the period, or at the time of issuance, if later.  Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when there is a market price for the common stock (currently there is no market and no market price for our stock) and the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

e. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of June 30, 2018.

f. REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP.  Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer.  In this case, revenues are recognized upon services rendered.

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2018 and 2017, an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

h. SHARE-BASED COMPENSATION

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted the codification upon creation of the company and will expense share based costs in the period incurred.  The Company has not adopted a stock option plan or completed a share-based transaction; accordingly no stock-based compensation has been recorded to date.

i. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred  tax assets  and  liabilities  are adjusted  for the  effects  of  changes  in tax  laws  and  rates on the date of enactment.

j. IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2018 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of June 30, 2018 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of June 30, 2018 there were a total of 15,610,000 common shares issued and outstanding.

The Company's first issuance of common stock, totaling 580,000 shares, took place  on March 6, 2014  pursuant  to the  Chapter  11 Plan of  Reorganization confirmed by the U.S.  Bankruptcy Court in the matter of Pacific Shores Development, Inc. ("PSD"). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their Pro Rata share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the  distribution of two million five hundred thousand warrants in the Company to all  administrative  creditors  of PSD, with these  creditors  to receive five warrants in the Company  for each $0.10 of PSD's  administrative  debt which they held. These creditors received an aggregate of 2,500,000 warrants  consisting of 500,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $8.00.  All warrants are exercisable at any time prior to August 30, 2020. As of the date of this report, no warrants have been exercised.

Also on March 6, 2014 the Company issued 20,000 common shares for services at par value, $0.0001 per share, for total value of $2. On June 16, 2014 the Company issued a total of 15,000,000 common shares for services at par value, $0.0001 per share, for total value of $1,500. On August 1, 2017 the Company issued a total of 10,000 common shares for services at par value, $0.0001 per share, for a total value of $1.

As a result of these  issuances  there  were a total  15,610,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at June 30, 2018.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of June 30, 2018 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had minimal business activity and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6.  LOANS FROM OFFICER

As of June 30, 2018 the Company had received loans totaling $7,460 from its President. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

NOTE 7. RELATED PARTY TRANSACTIONS

On March 6, 2014 the Company issued a total of 20,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share, for a total value of $2. These shares were issued to an officer and director of the Company. On June 16, 2014 the Company issued a total of 15,000,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. These shares were issued to an officer and director of the Company. On August 1, 2017 the Company issued a total of 10,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share, for a total value of $1. These shares were issued to an officer of the Company and director of the Company.

Our President loaned the Company $89 during the year ended December 31, 2014, $963 during the year ended December 31, 2017, $3,108 during the three months ended March 31, 2018, and an additional $3,300 during the three months ended June 30, 2018. The total of related party loans owing as of June 30, 2018 is $7,460. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock. Our sale of product during the six months ended June 30, 2018 was to a related party.

There were no other related party transactions to report. As of June 30, 2018 the Company neither owned nor leased any real or personal property.

NOTE 8. WARRANTS

On March 6, 2014 (inception), the Company issued 2,500,000 warrants exercisable into 2,500,000 shares of the Company's common stock.  These warrants were issued per order of the U.S.  Bankruptcy Court to the administrative creditors of PSD. These creditors received an aggregate of 2,500,000  warrants issued in the series and exercise prices as set forth above at Note 4. As of the date of this report, no warrants have been exercised.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 2, 2018. The Company has determined that there are no further events to disclose.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended June 30, 2018. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2017 and the notes to the financial statements included in this report on Form 10-Q.

Forward-Looking Statements

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

Executive Overview

The Company was incorporated in the state of Delaware on March 6, 2014, as Jovanovic-Steele, Inc. and changed its name to Baja Custom Design, Inc. in November 2017.  Baja Custom Design, Inc. (the “Company”) is a new entrant in the business of sourcing and buying readymade and custom furniture and decorator items in Mexico for resale in the United States. The Company sources products from small, artisanal manufacturers in Tijuana and Rosarito Beach in Baja California, Mexico. It sells to decorators, interior designers, contractors and end users in the San Diego area. The Company offers traditional Mexican rustic furniture and solid wood doors as well as finely crafted custom pieces in hardwood and pine. In addition to wood furniture we also offer custom made decorator items such as earthenware and ceramic vases, pots and tiles and wrought iron pieces.

Liquidity And Capital Resources

At June 30, 2018 we had cash on hand of $600. This cash was our only asset at June 30, 2018.  At June 30, 2017 we had cash on hand, equivalents and total assets of $0.00. Our liabilities at June 30, 2018 totaled $7,460 while our liabilities at June 30, 2017 totaled $89. Our accumulated deficit at June 30, 2018 was $8,421 and our accumulated deficit at June 30, 2017 was $1,649. Our stockholders’ equity at June 30, 2018 was a negative $6,860; at June 30, 2017 it was negative $89. The reduction in stockholders’ equity in the first half on 2018 resulted from operational expenses chiefly related to our registration statement on Form 10 which recently became effective.

Results of Operations

We had no revenue in the three months ended June 30, 2018. Our revenue in the three months ended March 31, 2018 was $400 and this resulted from a single sale. In the three and six months periods ended June 30, 2017 we had no revenue. We entered our current business, sourcing and buying custom made furniture and decorator products produced in Mexico and selling them in the United States, in the last half of 2017. The sale made in the first quarter of 2018 was out first sale. The cost of goods sold was $300, however our other operating expenses, chiefly accounting and franchise tax expenses, came to $3,108; thus total expenses for the quarter were $3,408, and the loss for the quarter was $3,008. Expenses in the three months ended June 30, 2018 totaled $3,300 and expenses in the same period in 2017 were $0. Since there was no revenue during the three months ended June 30, 2018 our net loss for the quarter was $3,300. The net loss in the same period in 2017 was $0.

Going Concern

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The

Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from its officer and director to meet its limited operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our two officers and directors have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our two officers and directors have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

Internal Control Over Financial Reporting

As indicated in our Form 10 filed on April 30, 2018 our two officers and directors concluded that our internal control over financial reporting was not effective during the 2017 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10 as filed with the SEC on April 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31

Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Statement of Operations for the three and six months periods ended June 30, 2018 and 2017, (iii) Statement of Cash Flows for the six months ended March 31, 2018 and 2017, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2018

 BAJA CUSTOM DESIGN, INC.

By: /s/ Linda Masters

/s/ Kathleen Chula

Linda Masters

Kathleen Chula

President, CEO, and Director

Vice President, CFO, and Director