Form 10-Q
period 2018-09-30
Baja Custom Design, Inc.
filed 2018-11-15
CIK 1737193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

Emerging Growth Company [X]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  /X/        No  /  /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 9, 2018 was 15,610,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2018, prepared by the Company, immediately follow.

BAJA CUSTOM DESIGNS, INC.
BALANCE SHEETS

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$600	$500
Total Assets	600	500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$-	$-
Convertible Notes Due to Shareholder	9,742	1,052
Total Liabilities	9,742	1,052

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 15,610,000 shares issued and outstanding
as of December 31, 2017 and 15,610,000 shares
issued and outstanding as of September 30, 2018	1,561	1,561
Retained Earnings (Deficit)	(10,703)	(2,113)
Total stockholders' equity (deficit)	(9,142)	(552)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$600	$500

STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended Sept. 30, 2018	For the Three Months Ended Sept. 30, 2017	For the Nine Months Ended Sept. 30, 2018	For the Nine Months Ended Sept. 30, 2017

Net Sales			400
Cost of Goods Sold			300
Gross Profit	-	-	100	-

Expenses
General & Admin. Expenses	2,282	1	8,690	1
Total Expenses	2,282	1	8,690	1

Net Income (loss)	$(2,282)	$(1)	(8,590)	$(1)

Basic Income (Loss) per Share	$(0.000)	$(0.000)	$(0.001)	$(0.000)

Weighted average shares - Basic	15,610,000	15,610,000	15,610,000	15,610,000

Diluted Income (Loss) per Share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average shares - Diluted	21,165,824	19,805,861	21,165,824	19,805,861

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended Sept. 30, 2018	For the Nine Months Ended Sept. 30, 2017

OPERATING ACTIVITIES
Net Income (loss)	$(8,590)	$(1)

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order
Common stock issued for services		1
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accrued Liabilities	-	-
Net cash used in operating activities	(8,590)	-

FINANCING ACTIVITIES
Proceeds from note issuance	8,690	500
Net cash from financing activities	8,690	500

Net change in cash	100	500

Cash at beginning of period	500	-

Cash at end of period	$600	$500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

BAJA CUSTOM DESIGN, INC.

Notes to the Financial Statements

September 30, 2018 and 2017

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

e. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of September 30, 2018.

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

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2018 and 2017, an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2018 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of September 30, 2018 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of September 30, 2018 there were a total of 15,610,000 common shares issued and outstanding.

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

As a result of these  issuances  there  were a total  15,610,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at September 30, 2018.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of September 30, 2018 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had minimal business activity and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6.  LOANS FROM OFFICER

As of September 30, 2018 the Company had received loans totaling $9,742 from its President. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

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

Our President loaned the Company $89 during the year ended December 31, 2014, $963 during the year ended December 31, 2017, $3,108 during the three months ended March 31, 2018, $3,300 during the three months ended June 30, 2018, and an additional $2,282 during the three months ended September 30, 2018. The total of related party loans owing as of September 30, 2018 is $9,742. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock. Our sale of product during the three months ended March 31, 2018 was to a related party.

There were no other related party transactions to report. As of September 30, 2018 the Company neither owned nor leased any real or personal property.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 9, 2018. The Company has determined that there are no further events to disclose.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended September 30, 2018. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2017 and the notes to the financial statements included in this report on Form 10-Q.

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

Liquidity And Capital Resources

At September 30, 2018 we had cash on hand of $600. This cash was our only asset at September 30, 2018. At September 30, 2017 we had cash on hand, equivalents and total assets of $500. Our liabilities at September 30, 2018 totaled $9,742 while our liabilities at September 30, 2017 totaled $589. Our accumulated deficit at September 30, 2018 was $10,703 and our accumulated deficit at September 30, 2017 was $1,650. Our stockholders’ equity at September 30, 2018 was a negative $9,142; at September 30, 2017 it was negative $89. The reduction in stockholders’ equity in the first nine months of 2018 resulted from operational expenses chiefly related to our registration statement on Form 10 which recently became effective.

Results of Operations

We had no revenue in the three months ended September 30, 2018. Our revenue in the three months ended June 30, 2018 was nil and our revenue in the three months ended March 31, 2018 was $400. In the three and nine months periods ended September 30, 2017 we had no revenue. We entered our current business, sourcing and buying custom made furniture and decorator products produced in Mexico and selling them in the United States, in the last half of 2017. The sale made in the first quarter of 2018 was out first sale. Our operating expenses, chiefly accounting and edgarizing expenses, came to $2,282 for the three months ended September 30, 2018. Expenses in the three months ended September 30, 2017 totaled $1. Our net loss for the three months ended September 30, 2018 was $2,282. The net loss in the same period in 2017 was $1.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No. Description

--- -----------

31Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Statement of Operations for the three and nine months periods ended September 30, 2018 and 2017, (iii) Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2018

BAJA CUSTOM DESIGN, INC.

By: /s/ Linda Masters/s/ Kathleen Chula

Linda MastersKathleen Chula

President, CEO and DirectorVice President, CFO and Director