Form 10-K
period 2018-12-31
Baja Custom Design, Inc.
filed 2019-04-05
CIK 1737193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED: DECEMBER 31, 2018

COMMISSION FILE NUMBER: 000-55930

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

1033 B Avenue No. 101Coronado, California 92118

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

Non-accelerated filer [X]                             Smaller reporting company [X]

Emerging growth company [Y]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [Y]

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]        No  [  ]

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of March 29, 2019, was 15,610,000.

BAJA CUSTOM DESIGN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

INDEX

PART I
Item 1	Business	4
Item 1A	Risk Factors	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II
Item 5	Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	6
Item 6	Selected Financial Data	7
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	7
Item 7A	Quantitative and Qualitative Disclosure About Market Risk	9
Item 8	Financial Statements and Supplementary Data	10
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A	Controls and Procedures	19
Item 9B	Other Information	18

PART III
Item 10	Directors, Executive Officers, and Corporate Governance	20
Item 11	Executive Compensation	22
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13	Certain Relationships and Related Transactions and Director Independence	23
Item 14	Principal Accounting Fees and Services	23

PART IV
Item 15	Exhibits and Financial Statement Schedules	23

SIGNATURES		24

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this Annual report and in our unaudited interim financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Baja Custom Design, Inc. (the “Company”) has recently launched its business of sourcing and buying readymade and custom furniture and decorator items in Mexico for resale in the United States. The Company hopes to source products from small, artisanal manufacturers in Tijuana and Rosarito Beach in Baja California, Mexico. It hopes to sell to decorators, interior designers, contractors and end users in the San Diego area. The Company offers traditional Mexican rustic furniture and solid wood doors as well as finely crafted custom pieces in hardwood and pine. In addition to wood furniture we also offer custom made decorator items such as earthenware and ceramic vases, pots and tiles and wrought iron pieces. The Company launched its business in late 2017. Although we have begun business operations, as of the date of this filing the Company can still be defined as a "shell" company because it is an entity which has only nominal operations and nominal assets.

Many interior designers, decorators and building contractors seek custom made items for clients. While there is no shortage of cabinet makers, metal workers, and stone and tile workers in Southern California capable of supplying these needs, the cost of specially made goods in the U.S. can be quite high compared to specially made goods in Mexico. Labor costs, which are a significant portion of the cost of custom made goods, are much lower in Mexico than they are in the U.S. This labor cost differential causes many large U.S. corporations to open factories in, or buy products from, Mexico. But small businesses and individual professionals such as small building contractors or interior designers often lack the language skills and knowledge of Mexico to efficiently source craftsmen and craft products there. Our Company provides the language skills, knowledge of Mexico, and knowledge of Mexican artisans that allows Southern California design professionals to buy in Baja California, Mexico.

We act as direct contractors with designers and building contractors who wish to purchase custom designed items. We then sub-contract fabrication to workshops in Mexico. When completed (and in certain cases during fabrication) we inspect the product for quality. Upon quality approval we take delivery in Mexico, work with customs and pay necessary duties, and deliver the product to the customer in the U.S.

Our Advantages:

Low Cost of Labor: Our primary advantage is the relatively low cost of our products. Many designers, decorators and building contractors seek custom made items for clients. While these needs are now being met by buying from custom craftsmen in Southern California, the cost of specially made goods made here is significantly higher than in Mexico. The low cost of skilled labor in Mexico allows us to supply hand crafted wood furniture, wrought iron, and other products at a fraction of their cost in the U.S.

High Quality Suppliers: Our other advantage is our knowledge of high quality suppliers in Mexico. While Tijuana is only 20 miles from the city center of San Diego, problems with language, business customs, and other concerns mean that most American designers are unwilling to source products in Mexico. Our officers have worked with suppliers in the Tijuana area for more than ten years. Our president has worked in the design and decorating field for more than 40 years, and has worked with suppliers in Tijuana and Rosarito Beach, sourcing furniture and other hand crafted designer items for clients for more than ten years. Our vice president is a real estate professional licensed in Massachusetts and California and a member of AMPI (Asociacion Mexicana de Profesionales Inmobiliarios) the Mexican association for real estate sales persons. Over the past three years she has assisted many Americans with buying and furnishing vacation homes in Mexico, working with local craftsmen in Baja California to supply them with furniture and specialty items.

Competition:

We compete with a variety of companies and individuals in sourcing hand crafted products in Mexico. Most of these find and import ready made products such as handmade pottery and tiles, but some, like our Company, contract to have goods custom made. Arranging the manufacture of custom made, hand crafted goods is, by its nature, a one-at-a-time business and not well suited to large, multinational corporations. Therefore we expect our competition to be other small businesses.

We believe that we will be able to compete successfully with other small businesses because of our knowledge and experience with artisans in Mexico and our knowledge and experience of the needs of designers and decorators in the United States. However, we completed only one sale in the year ended December 31, 2018, and we must therefore acknowledge a strong possibility that we will be unable to successfully develop our business plan. In that event we will seek to enter a merger or acquisition agreement with another business which seeks the benefits of our shareholder base and/or our status as a repoting issuer.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

We have one class of securities issued and outstanding, Common Voting Equity Shares ("Common Stock"). The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors (“BOD”) and are entitled to share pro-rata in all of our available assets for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; there are no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights.

Our stock symbol is “BJCD” on the OTC Pink market. The stock is currently unpriced. As of December 31, 2018 and also as of March 1, 2019, there were 48 shareholders of record, which does not include shares that are held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Globex Transfer LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida  32725;  Telephone (386) 206-1133.

On December 31, 2018, the shareholders' list of our shares of common stock showed 48 registered holders of our shares of common stock and 15,610,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Our BOD may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in their sole discretion; however, to date no dividends have been declared or paid on common stock, and we do not expect to pay any dividends in the foreseeable future.

Indemnification of Directors and Officers

       Except for acts or omissions which involve intentional misconduct, fraud or known violation of law, there shall be no personal liability of a director or officer to the Company, or to its stockholders for damages for breach of fiduciary duty as a director or officer. The Company may indemnify any person for expenses incurred, including attorney’s fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. The Company may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought that such person is not fairly and reasonably entitled to indemnification for such expenses.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

Recent Sales of Unregistered Securities

None.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a share price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Business and Plan of Operation

Baja Custom Design, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD. Under PSD's Plan of Reorganization the Company was incorporated to issue shares of  its  common  stock  to  PSD's  creditors “in order to enhance the Debtor’s distribution to its Creditors.”

On November 30, 2017 the name of the corporation was changed to Baja Custom Design, Inc. and its business direction changed such that it then went into the business of sourcing and buying readymade and custom furniture and decorator items in Mexico for resale in the United States. We completed only one sale in the year ended December 31, 2018, and we must therefore acknowledge a strong possibility that we will be unable to successfully develop our business and plan of operation. In that event we will seek to enter a merger or acquisition agreement with another business which seeks the benefits of our shareholder base and/or our status as a reporting issuer.

Liquidity and Capital Resources

As of December 31, 2018, our assets consisted of $600 in cash and we had liabilities of $11,292 and an accumulated deficit of $12,253. As of December 31, 2017, we had assets of $500 in cash and we had liabilities of $1,052 and we had an accumulated deficit of $2,113. Our only expenses in the year ended December 31, 2018, other than $300 for costs of goods sold, were for professional, general, and administrative expenses. These totaled $10,240. Our revenues during the period were $400. In the year ended December 31, 2017 we had expenses of $464 and no revenue. Our increase in liabilities from $1,052 at December 31, 2017 to $11,292 at December 31, 2018 was the result of general and administrative expenses arising from our registration as a reporting issuer with the SEC and our set-up with a licensed stock transfer agent. We will, in all likelihood, sustain continued operating expenses without covering revenues, until at least the fourth quarter of 2018. Until then we will continue to depend upon officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

Results of Operations

The Company has realized only minimal revenues ($400) from operations however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer.

Limited Operating History; Need for additional Capital

There is little historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues ($400) to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible continued losses due to insufficient sales. If our business fails to develop, we will seek to enter a merger or acquisition agreement with another business which seeks the benefits of our shareholder base and/or our status as a reporting issuer.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, to develop or to expand our operations. Equity financing could result in additional dilution to existing shareholders

Financing

We may require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and lack of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the custom design industry, and the fact that we have not been profitable to date, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disclosure of Contractual Obligations

The Company has no contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements appear below; they consist of:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Baja Customer Design Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Baja Customer Design Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Kenne Ruan, PCA, P.C.

We have served as the Company’s auditor since 2018.

Woodbridge, Connecticut

April 5, 2019

BAJA CUSTOM DESIGNS, INC.
BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$600	$500
Total Assets	600	500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$750	$-
Convertible Notes Due to Shareholder	10,542	1,052
Total Liabilities	11,292	1,052

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,610,000 shares issued and outstanding as of December 31, 2018, and 15,610,000 shares issued and outstanding as of December 31, 2017	1,561	1,561
Additional Paid in Capital
Retained Earnings (Deficit)	(12,253)	(2,113)
Total stockholders' equity (deficit)	(10,692)	(552)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$600	$500

The accompanying footnotes are an integral part of these financial statements

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Revenue	$400	$-
Cost of Goods Sold	300	-
Gross Profit	100

Expenses
General & Admin. Expenses	10,240	463
Other Operating Expenses	-	1
Total Expenses	(10,240)	(464)

Net Income (loss)	$(10,140)	$(464)

Basic Income (Loss) per Share	$(0.001)	$(0.000)

Weighted average shares - Basic	15,610,000	15,604,167

Diluted Income (Loss) per Share	$(0.000)	$(0.000)

Weighted average shares - Diluted	27,199,534	21,250,414

The accompanying footnotes are an integral part of these financial statements

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	In Capital	deficit	Equity

Balance at January 1, 2017	15,600,000	1,560	-	(1,649)	(89)

Common stock issued for services at
$0.0001 (par value) on August 1, 2017	10,000	1	-		1
Net loss in year ended December 31, 2017	-	-	-	(464)	(464)
Balance at December 31, 2017	15,610,000	1,561	-	(2,113)	(552)

Net loss in year ended December 31, 2018	-	-	-	(10,140)	(10,140)
Balance at December 31, 2018	15,610,000	1,561	-	(12,253)	(10,692)

The accompanying footnotes are an integral part of these financial statements

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

OPERATING ACTIVITIES
Net Profit (Loss)	$ (10,140)	$(464)

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order
Common stock issued for services
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accounts Payable	750	-
Net cash used in operating activities	(9,390)	(464)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from note issuance	9,490	964
Net cash from financing activities	9,490	964

Net change in cash	100	500

Cash at beginning of period	500	-

Cash at end of period	$600	$500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	-	-
Income Taxes	-	-

The accompanying footnotes are an integral part of these financial statements

BAJA CUSTOM DESIGN, INC.

Notes to Financial Statements

December 31, 2018

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally  accepted in the United States of America ("GAAP"),  and include all the notes required by generally  accepted  accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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

d. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because there are no dilutive items.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

e. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of December 31, 2018.

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

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2018 and 2017, an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2018 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of December 31, 2018 the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of December 31, 2018 there were a total of 15,610,000 common shares issued and outstanding.

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

As a result of these  issuances  there  were a total  15,610,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at December 31, 2018.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of December 31, 2018 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had minimal business activity and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6.  LOAN FROM OFFICER

During the year ended December 31, 2018 the Company received loans totaling $9,490 from its President. The loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

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

As noted under Note 6 above, our President loaned the Company $9,490 during the year ended December 31, 2018. The loans are non-interest bearing, due on demand, and convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

There were no other related party transactions to report. As of December 31, 2018 the Company neither owned nor leased any real or personal property. (See Note 9. “Subsequent Events” below)

NOTE 8. WARRANTS

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through March 10, 2018. The Company has determined that there are no further events to disclose.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our two Executive Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our two Executive Officers, or persons performing similar functions, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

 Management ’ s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation date or as of the date of the filing of this report due to the factors stated below.

•Insufficient Resources:  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

•Inadequate Segregation of Duties:  We have an inadequate number of personnel to properly segregate duties to implement control procedures.

•Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of DirectorAgeYear First Became a Director

Linda Masters74Member since 2014

Kathleen Chula70Member since 2017

Principal Occupations During at Least the Past Five Years and Certain Directorships

Linda Masters, age 74, has been President, and Director of the Company since June 2014. Ms. Masters has worked as an interior design and decorator professional since 1974. From 1995 to the present she has worked as an independent interior designer. As part of this work she has made numerous trips to China to source, buy, and import custom building products from China including solid wood doors and furniture, upholstered furniture, custom made cabinetry, custom finished stone, mosaic tiles, and custom glass pieces. From 1990 to 1995 she owned and operated World Gallery of the Stars, an art gallery where she represented such ‘twice gifted’ artists as Red Skelton, Anthony Quinn, and Tony Curtis as well as other, more conventional artists. From 1986 to 1989 she worked as a teacher / trainer at Decorating Den, an interior decorating franchise, training all new franchisees in Southern California. And from 1974 to 1985 she owned and operated a retail interior design store, The Bathroom Plus. Ms. Masters has held a California real estate license since 1985. She has also been active in many community based organizations including Chancellor’s Associates, the donor organization of the Chancellor of the University of California at San Diego, which she chaired from 2015 to 2017. She studied at Fanshaw College in London, Canada. Ms. Masters is President and a Director of the Company because of her long and successful history in interior design and her experience in foreign sourcing of unique design items and importing them into the United States.

Kathleen Chula, age 70, has been Vice President and a Director of the Company since August 1, 2017. Since 2015 she has also been a member of AMPI (Asociación Mexicana de Profesionales Inmobiliarios), the organization of professional real estate sales persons in Mexico. She has provided Real Estate Marketing and Sales Assistance, largely to American expatriates, in Baja California. During this time, relationships were formed to market unique furnishings and decorator products, first to Americans with second homes in Mexico and then to homeowners and professional designers in the United States. From 2003 to 2015 she was vice president and marketing director of KeyNet, an internet based real estate sales company, and from 1995 to 2003 she was corporate secretary of HomeTrend, Inc., a publicly traded real estate franchise company in the United States. Ms. Chula is a licensed real estate agent in Massachusetts and California and prior to 1995 she worked with various firms specializing in residential and vacation home sales. Prior to 1987 she worked for 17 years as a teacher in Massachusetts. Ms. Chula graduated from Salem State College with a B.S. in 1970 and received a Masters of Education degree from the University of Massachusetts, Keene in 1972. Ms. Chula is Vice President and a Director of the Company because of her successful history in sourcing unique, handcrafted wood furniture and decorative items made in Tijuana and Rosarito Beach, Baja California, Mexico.

The current executive officers of the Company are as follows:

Name of OfficerAgePosition

Linda Masters74President and CEO

Kathleen Chula70Vice President and CFO

Background information on our executive officers is set forth above under our board of directors.

Code of Ethics.

We have adopted a code of ethics that applies to our sole executive officer and director. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee.

    Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

    Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11.      EXECUTIVE COMPENSATION.

       During the year ended December 31, 2018 neither of our two Executive Officers received any compensation for their services. During the year ended December 31, 2017 our Vice President received 10,000 shares of our common stock, issued at par value, as compensation for her services. Our President did not receive any compensation for her services during the year ended December 31, 2017.  There are no agreements in place or contemplated at this time to provide cash or stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2018 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Linda Masters 1033 B Avenue, No. 101 Coronado, CA 92118	15,000,000	96.1%
Kathleen Chula 1033 B Avenue, No. 101 Coronado, CA 92118	10,000	0.1%
All Officers and Directors as a Group (two [2] individuals)	15,010,000	96.2%

The remaining 600,000 shares of the Company's outstanding common shares are held by 46 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 15,610,000 common shares issued and outstanding.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On August 1, 2017 a total of 10,000 common shares were issued to Kathleen Chula, the Company's Vice President and a Director, for services. This transaction valued the stock at par value ($0.0001 per share).

During the year ended December 31, 2018 the President advanced a total of $9,490 to the Company to cover expenses and the Company issued the President a series of convertible Notes totaling $9,490. Each Note is due after two years, bears zero interest, and is convertible into one share of common stock per $0.0001 of loan principal. Thus the Notes are convertible into a total of 94,900,000 shares of common stock. During the year ended December 31, 2017 the President advanced a total of $963 to cover expenses and the Company issued the President two Notes totaling $963. Each Note is due after two years, bears zero interest, and is convertible into one share of common stock per $0.0001 of loan principal. Thus the 2017 Notes are convertible into a total of 9,630,000 shares of common stock. As a result of these and prior Note issuances there were a total of $10,542 in Notes Payable to a related party at December 31, 2018, convertible into a total of 104,530,000 shares of common stock.

The Company’s two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Kenne Ruan, CPA, PC audited the Company’s financial statements for the years ended December 31, 2018 and 2017. The following table sets forth the aggregate fees billed to the Company by Kenne Ruan, CPA, PC during 2018 and 2017:

20182017

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

reviews of quarterly financial statements, consents

and review of registration statements             $7,400        $ 0

Tax fees and tax related fees   0     0

All other fees for other services   0      0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

No. Description

--- -----------

31.1Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (extensible Business Reporting Language); (i) Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Statement of Operations for the years ended December 31, 2018 and December 31, 2017, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended December 31, 2018 and December 31, 2017, and (v) Notes to Financial Statements.

///

///

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baja Custom Design, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2019  BAJA CUSTOM DESIGN, INC.

                                  By: /s/ Linda Masters

                                      _________________________________

                                      Linda Masters

                                      President, CEO, and Director

                                  By: /s/ Kathleen Chula

                                      _________________________________

                                      Kathleen Chula

                                      Vice President, Secretary, CFO, and Director