Form 10-Q
period 2019-03-31
Baja Custom Design, Inc.
filed 2019-05-10
CIK 1737193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2019

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  [X]     No  [  ]

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of May 8, 2019 was 15,610,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2019, prepared by the Company, immediately follow.

BAJA CUSTOM DESIGNS, INC.
BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$600	$600
Total Assets	600	600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$-	$750
Convertible Notes Due to Shareholder	13,792	10,542
Total Liabilities	13,792	11,292

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,610,000 shares issued and outstanding as of December 31, 2018, and 15,610,000 shares issued and outstanding as of March 31, 2019	1,561	1,561
Additional Paid in Capital
Retained Earnings (Deficit)	(14,753)	(12,253)
Total stockholders' equity (deficit)	(13,192)	(10,692)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$600	$600

The accompanying footnotes are an integral part of these financial statements

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Revenue	$-	$400
Cost of Goods Sold	-	300
Gross Profit	-	100

Expenses
General & Admin. Expenses	2,500	3,108
Total Expenses	2,500	3,108

Net Income (loss)	$(2,500)	$(3,008)

Basic Income (Loss) per Share	$(0.0002)	$(0.0002)

Weighted average shares - Basic	15,610,000	15,610,000

Diluted Income (Loss) per Share	$(0.0000)	$(0.0001)

Weighted average shares - Diluted	100,000,000	39,928,972

The accompanying footnotes are an integral part of these financial statements

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

OPERATING ACTIVITIES
Net Profit (Loss)	$ (2,500)	$(3,008)

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order
Common stock issued for services
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accounts Payable	750	-
Net cash used in operating activities	(3,250)	(3,008)

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from note issuance	3,250	3,108
Net cash from financing activities	3,250	3,108

Net change in cash	-	100

Cash at beginning of period	600	500

Cash at end of period	$600	$600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	-	-
Income Taxes	-	-

The accompanying footnotes are an integral part of these consolidated financial statements

BAJA CUSTOM DESIGN, INC.

Notes to the Financial Statements

March 31, 2019 and 2018 (Unaudited)

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

e. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of March 31, 2019.

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

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2019 and 2018, an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2019 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing or merge with a company with profitable operations and/or adequate financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of March 31, 2019 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of March 31, 2019 there were a total of 15,610,000 common shares issued and outstanding.

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

As a result of these  issuances  there  were a total  15,610,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at March 31, 2019.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of March 31, 2019 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had minimal business activity and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6.  LOANS FROM OFFICER

As of March 31, 2019 the Company had received loans totaling $13,792 from its President. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

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

Our President loaned the Company $89 during the year ended December 31, 2014, $963 during the year ended December 31, 2017, $3,108 during the three months ended March 31, 2018, $3,300 during the three months ended June 30, 2018, $2,282 during the three months ended September 30, 2018, $800 during the three months ended December 31, 2018, and $3,250 during the three months ended March 31, 2019. The total of related party loans owing as of March 31, 2019 is $13,792. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock. Our sale of product during the three months ended March 31, 2018 was to a related party.

There were no other related party transactions to report. As of March 31, 2019 the Company neither owned nor leased any real or personal property.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 1, 2019. The Company has determined that there are no further events to disclose.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended March 31, 2019. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2018 and the notes to the financial statements included in this report on Form 10-Q.

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

Executive Overview

The Company was incorporated in the state of Delaware on March 6, 2014, as Jovanovic-Steele, Inc. and changed its name to Baja Custom Design, Inc. in November 2017. Baja Custom Design, Inc. (the “Company”) is a new entrant in the business of sourcing and buying readymade and custom furniture and decorator items in Mexico for resale in the United States. The Company plans to source products from small, artisanal manufacturers in Tijuana and Rosarito Beach in Baja California, Mexico, and sell them to decorators, interior designers, contractors and end users in the San Diego area. The Company offers traditional Mexican rustic furniture and solid wood doors as well as finely crafted custom pieces in hardwood and pine. In addition to wood furniture we also offer custom made decorator items such as earthenware and ceramic vases, pots and tiles and wrought iron pieces.

Liquidity And Capital Resources

At March 31, 2019 we had cash on hand of $600. This cash was our only asset at March 31, 2019. At March 31, 2018 we also had cash on hand, equivalents and total assets of $600. Our liabilities at March 31, 2019 totaled $13,792 while our liabilities at March 31, 2018 totaled $11,292. Our accumulated deficit at March 31, 2019 was $14,753 and our accumulated deficit at March 31, 2018 was $12,253. Our stockholders’ equity at March 31, 2019 was a negative $13,192; at March 31, 2018 it was negative $10,692. The reduction in stockholders’ equity in the first three months of 2019 resulted from operational expenses chiefly related to our reporting obligations with the SEC.

Results of Operations

We had no revenue in the three months ended March 31, 2019. Our revenue in the three months ended March 31, 2018 was $400. We have had no revenue since the quarter ended March 31, 2018. We entered our current business, sourcing and buying custom made furniture and decorator products produced in Mexico and selling them in the United States, in the last half of 2017. Our operating expenses in the quarter ended March 31, 2019 were all accounting and audit related expenses and they totaled $2,500. Expenses in the three months ended March 31, 2018 totaled $3,408 and consisted of $3,108 in administrative expenses related to our SEC registration statement and $300 in cost of goods sold. Our net loss for the three months ended March 31, 2019 was $2,500. The net loss in the same period in 2018 was $3,008.

Going Concern

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The

Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from its president to meet its limited operating expenses.

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

Internal Control Over Financial Reporting

As indicated in our Form 10-K filed on April 5, 2019 our two officers and directors concluded that our internal control over financial reporting was not effective during the 2018 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No. Description

--- -----------

31Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Statement of Operations for the three months periods ended March 31, 2019 and 2018, (iii) Statement of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2019

BAJA CUSTOM DESIGN, INC.

By: /s/ Linda Masters/s/ Kathleen Chula

Linda MastersKathleen Chula

President, CEO and DirectorVice President, CFO and Director