Form 10-Q
period 2019-06-30
Baja Custom Design, Inc.
filed 2019-08-14
CIK 1737193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2019

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 1, 2019 was 15,610,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2019, prepared by the Company, immediately follow.

BAJA CUSTOM DESIGNS, INC.
BALANCE SHEETS

ASSETS	June 30, 2019	December 31, 2018
	(Unaudited)
Current Assets
Cash	$600	$600
Total Assets	600	600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$2,000	$750
Convertible Notes Due to Shareholder	14,592	10,542
Total Liabilities	16,592	11,292

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 15,610,000 shares issued and outstanding
as of December 31, 2018 and 15,610,000 shares
issued and outstanding as of June 30, 2019	1,561	1,561
Retained Earnings (Deficit)	(17,553)	(12,253)
Total stockholders' equity (deficit)	(15,992)	(10,692)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$600	$600

The accompanying footnotes are an integral part of these financial statements.

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Net Sales	0	0	0	400
Cost of Goods Sold	0	0	0	300
Gross Profit	0	0	0	100

Expenses
General & Admin. Expenses	2,800	$3,300	$5,300	$6,408
Total Expenses	2,800	3,300	$5,300	$6,408

Net Income (loss)	$(2,800)	$(3,300)	$(5,300)	$(6,308)

Basic Income (Loss) per Share	$(0.0002)	$(0.0002)	$(0.0003)	$(0.0004)

Weighted average shares - basic	15,610,000	15,610,000	15,610,000	15,610,000

Diluted Income (Loss) per Share	(0.0000)	(0.0000)	(0.0001)	(0.0001)

Weighted average shares - diluted	100,000,000	85,567,143	100,000,000	85,567,143

The accompanying footnotes are an integral part of these financial statements.

BAJA CUSTOM DESIGNS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

OPERATING ACTIVITIES
Net Income (loss)	$(5,300)	$(6,308)

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order
Common stock issued for services
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accrued Liabilities	2,000	-
Net cash used in operating activities	(3,300)	(6,308)

FINANCING ACTIVITIES
Proceeds from note issuance	3,300	6,408
Net cash from financing activities	3,300	6,408

Net change in cash	-	100

Cash at beginning of period	600	500

Cash at end of period	$600	$600

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying footnotes are an integral part of these financial statements.

BAJA CUSTOM DESIGN, INC.

Notes to the Financial Statements

June 30, 2019 and 2018 (Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Baja Custom Designs, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company name was changed to Baja Custom Designs, Inc. on November 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). The Company is attempting to build a business of sourcing readymade and custom furniture and decorator items in Mexico for sale in the United States.

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

e. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of June 30, 2019.

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

g.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2019 and 2018, an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2019 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of June 30, 2019 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of June 30, 2019 there were a total of 15,610,000 common shares issued and outstanding.

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

As a result of these  issuances  there  were a total  15,610,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at June 30, 2019.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of June 30, 2019 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had minimal business activity and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6.  LOANS FROM OFFICER

As of June 30, 2019 the Company had received loans totaling $14,592 from its President. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

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

Our President loaned the Company $89 during the year ended December 31, 2014, $963 during the year ended December 31, 2017, $3,108 during the three months ended March 31, 2018, $3,300 during the three months ended June 30, 2018, $2,282 during the three months ended September 30, 2018, $800 during the three months ended December 31, 2018, $3,250 during the three months ended March 31, 2019, and $800 during the three months ended June 30, 2019. The total of related party loans owing as of June 30, 2019 is $14,592. These loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock. Our sale of product during the three months ended March 31, 2018 was to a related party.

There were no other related party transactions to report. As of June 30, 2019 the Company neither owned nor leased any real or personal property

.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 13, 2019. The Company has determined that there are no further events to disclose.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the quarter ended June 30, 2019. You should read the following discussion and analysis together with our audited financial statements for the year ended December 31, 2018 and the notes to the financial statements included in this report on Form 10-Q.

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

Liquidity And Capital Resources

At June 30, 2019 we had cash on hand of $600. This cash was our only asset at June 30, 2019. At June 30, 2018 we also had cash on hand, equivalents and total assets of $600. Our liabilities at June 30, 2019 totaled $16,592 while our liabilities at December 31, 2018 totaled $11,292. Our accumulated deficit at June 30, 2019 was $17,553 and our accumulated deficit at December 31, 2018 was $12,253. Our stockholders’ equity at June 30, 2019 was a negative $15,992; at December 31, 2018 it was negative $10,692. The reduction in stockholders’ equity in the first six months of 2019 resulted from operational expenses chiefly related to our reporting obligations with the SEC.

Results of Operations

We had no revenue in the three months ended June 30, 2019. We also had no revenue in the three months ended June 30, 2018. We also had no revenue in the six months ended June 30, 2019, while our revenue for the six months ended June 30, 2018 was $400.  We entered our current business, sourcing and buying custom made furniture and decorator products produced in Mexico and selling them in the United States, in the last half of 2017. Our operating expenses in the quarter ended June 30, 2019 were all accounting and review related expenses and they totaled $2,800. Expenses for the six months ended June 30, 2019 were also related to accounting and review and they totaled $5,300. Expenses in the three months ended June 30, 2018 totaled $3,300 and in the six months ended June 30, 2018 they totaled $6,408; these expenses consisted of  administrative expenses related to our SEC reporting obligations. Our net loss for the three months ended June 30, 2019 was $2,800 and for the six months ended June 30, 2019 our net loss was $5,300. The net loss in the same periods in 2018 was $3,300 and $6,308, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K as filed with the SEC on April 5, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No. Description

--- -----------

31Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Statement of Operations for the three and six months periods ended June 30, 2019 and 2018, (iii) Statement of Cash Flows for the three and six months ended June 30, 2019 and 2018, and (iv) Notes to Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2019

BAJA CUSTOM DESIGN, INC.

By: /s/ Linda Masters/s/ Kathleen Chula

Linda MastersKathleen Chula

President, CEO and DirectorVice President, CFO and Director