Form 10-K
period 2019-12-31
Baja Custom Design, Inc.
filed 2020-04-21
CIK 1737193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED: DECEMBER 31, 2019

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

Exchange Act).       Yes  / X/        No  /  /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of April 12, 2020, was 15,610,000.

BAJA CUSTOM DESIGN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Financial information contained in this Annual report is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In 2017 Baja Custom Design, Inc. (the “Company”) launched its business of sourcing and buying readymade and custom furniture and decorator items in Mexico for resale in the United States. The Company hoped to source products from small, artisanal manufacturers in Tijuana and Rosarito Beach in Baja California, Mexico. It hoped to sell to decorators, interior designers, contractors and end users in the San Diego area. The Company offers traditional Mexican rustic furniture and solid wood doors as well as finely crafted custom pieces in hardwood and pine. In addition to wood furniture we also offer custom made decorator items such as earthenware and ceramic vases, pots and tiles and wrought iron pieces. The Company launched its business in late 2017. Although we have began operations, as of the date of this filing the Company can still be defined as a "shell" company because it is an entity which has only nominal operations and nominal assets and we have not been successful at building a sales stream.

Our business was formed in the belief that many interior designers, decorators and building contractors seek custom made items for clients. While there is no shortage of cabinet makers, metal workers, and stone and tile workers in Southern California capable of supplying these needs, the cost of specially made goods in the U.S. can be high compared to specially made goods in Mexico. Labor costs, which are a significant portion of the cost of custom made goods, are lower in Mexico than in the U.S. This labor cost differential causes many large U.S. corporations to open factories in, or buy products from Mexico. But small businesses and individual professionals such as small building contractors or interior designers often lack the language skills and knowledge of Mexico to efficiently source craftsmen and craft products there. Our Company provides the language skills, knowledge of Mexico, and knowledge of Mexican artisans that allows Southern California design professionals to buy in Baja California, Mexico.

We hope to act as direct contractors with designers and building contractors who wish to purchase custom designed items. We will then sub-contract fabrication to workshops in Mexico. When completed (and in certain cases during fabrication) we inspect the product for quality. Upon quality approval we take delivery in Mexico, work with customs and pay necessary duties, and deliver the product to the customer in the U.S.

Our Advantages:

Low Cost of Labor: Our primary advantage is the lower cost of our products. Many designers, decorators and building contractors seek custom made items for clients. While these needs are now met by buying from custom craftsmen in Southern California, the cost of specially made goods made here is higher than in Mexico. The low cost of skilled labor in Mexico allows us to supply hand crafted wood furniture, wrought iron, and other products at a fraction of their cost in the U.S.

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

We believe we will be able to compete successfully with other small businesses because of our knowledge and experience with artisans in Mexico and our knowledge and experience of the needs of designers and decorators in the United States. However, we completed only one sale in the year ended December 31, 2018 and no sales in 2019, and we must therefore acknowledge a possibility we will be unable to successfully develop our business. In that event we will seek to enter a merger or acquisition with another business which seeks the benefits of our shareholder base and/or our status as a reporting issuer.

ITEM 1A.RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We presently utilize minimal office space in the home of our President. This space is provided to the Company by our president on a rent free basis. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

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

Our stock symbol is “BJCD” on the OTC Pink market. The stock is currently unpriced. As of December 31, 2019 and also as of April 13, 2020, there were 48 shareholders of record, which does not include shares held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Globex Transfer LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida  32725;  Telephone (386) 206-1133.

On December 31, 2019, the shareholders' list of our shares of common stock showed 48 registered holders of our shares of common stock and 15,610,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Business and Plan of Operation

The Company was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD. Under PSD's Plan of Reorganization the Company was incorporated to issue shares of  its  common  stock  to  PSD's  creditors “in order to enhance the Debtor’s distribution to its Creditors.”

On November 30, 2017 the name of the corporation was changed to Baja Custom Design, Inc. and its business direction changed such that it then went into the business of sourcing and buying readymade and custom furniture and decorator items in Mexico for resale in the United States. We completed one sale in the year ended December 31, 2018 and no sales in the year ended December 31, 2019, and we must therefore acknowledge a possibility that we will be unable to successfully develop our business and plan of operation. In that event we will seek to enter a merger or acquisition agreement with another business which seeks the benefits of our shareholder base and/or our status as a reporting issuer.

Liquidity and Capital Resources

As of December 31, 2019, our assets consisted of $600 in cash and liabilities of $19,692 and an accumulated deficit of $20,653. As of December 31, 2018 we had assets of $600 in cash and liabilities of $11,292 and we had an accumulated deficit of $12,253. Our only expenses in the year ended December 31, 2019 were for professional, general, and administrative expenses. These totaled $8,400. There were no sales and no revenue in 2019. In the year ended December 31, 2018 we had expenses of $300 for costs of goods sold and expenses of $10,240 for professional, general, and administrative expenses. Our revenues during 2018 were $400.

Our increase in liabilities from $11,292 at December 31, 2018 to $19,692 at December 31, 2019 was primarily the result of general and administrative expenses arising from our registration as a reporting issuer with the SEC. We will, in all likelihood, sustain continued operating expenses without revenues for the foreseeable future. Until we generate revenues we will continue to depend upon officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

Results of Operations

The Company has realized only minimal revenues ($400) from operations since inception, however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer.

Limited Operating History; Need for additional Capital

There is little historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues ($400) to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible continued losses due to insufficient sales. If our business fails to develop we will seek to enter a merger or acquisition agreement with another business which seeks the benefits of our shareholder base and/or our status as a reporting issuer.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, to develop or to expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Our financial statements are prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Baja Customer Design Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Baja Customer Design Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Woodbridge, Connecticut

April 14, 2020

Baja Custom Design, Inc.

Balance Sheets

Assets	December 31, 2019	December 31, 2018

Cash	$600	$600
Total Assets	600	600

Liabilities and Stockholders’ (Deficit)

Liabilities
Accounts Payable	0	750
Convertible Notes Due to Shareholder	19,692	10,542
Total Liabilities	19,692	11,292

Stockholders’ (Deficit)
Preferred Stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	0	0
Common Stock, $0.0001 par value, 100,000,000 shares
authorized; 15,610,000 shares issued and outstanding
as of December 31, 2019 and 2018	1,561	1,561
Retained Earnings (Deficit)	(20,653)	(12,253)
Total Stockholders’ (Deficit)	$(19,092)	$(10,692)
Total Liabilities & Stockholders’ (Deficit)	$600	$600

The accompanying footnotes are an integral part of these financial statements.

Baja Custom Design, Inc.

Statements of Operations

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenue	$0	$400
Cost of Goods Sold	0	300
Gross Profit	0	100
Expenses
General and Administrative Expenses	8,400	10,240
Other Operating Expenses	0	0
Total Expenses	(8,400)	(10,240)
Net (loss)	$(8,400)	$(10,140)
Basic (loss) per Share	$(0.001	$(0.001)
Weighted Average Shares – Basic	15,610,000	15,610,000

The accompanying footnotes are an integral part of these financial statements.

Baja Custom Design, Inc.

Statement of Changes in Shareholders’ Equity

Years ended December 31, 2018 and 2019

                                                                       Common Stock       Additional   Accumulated   Total

                                                                             Shares       Amount       Paid in         Deficit        Share-

                                                                                                                  Capital                           Holders’

                                                                                                                                                         Deficit

Balance at January 1, 2018	15,610,000	$1,561	$0	$(2,113)	$(552)

Net loss in year ended Dec. 31, 2018				(10,140)	(10,140)
Balance at Dec. 31, 2018	15,610,000	1,561	0	(12,253)	(10,692)

Net loss in year ended Dec. 31, 2019				(8,400)	(8,400)
Balance at Dec. 31, 2019	15,610,000	$1,561	$0	$(20,653)	$(19,092)

The accompanying footnotes are an integral part of these financial statements.

Baja Custom Design, Inc.

Statements of Cash Flows

Operating Activities	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net (loss)	$ (8,400)	$ (10,140)

Adjustments to reconcile net loss to cash flows used by operating activities
Changes in operating liabilities
Accounts receivable
Accounts payable	(750)	750
Net cash used in operating activities	(9,150)	(9,390)
Financing Activities
Proceeds from note issuance	9,150	9,490
Net cash from financing activities	9,150	9,490
Net Change in Cash	0	100
Cash at beginning of period	600	500
Cash at end of period	$ 600	$ 600
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	0	0
Income Taxes	0	0

The accompanying footnotes are an integral part of these financial statements.

BAJA CUSTOM DESIGN, INC.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Baja Custom Designs, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company’s name was changed to Baja Custom Designs, Inc. on November 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). In 2017 the Company resolved to enter the business of sourcing readymade and custom furniture and decorator items in Mexico for sale in the United States. The Company had no sales in 2019 and its ability to continue in business is in doubt. See Note 3, “Going Concern.”

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying financial statements were prepared in accordance with accounting  principles  generally  accepted in the United States of America ("GAAP"),  and include all the notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements were included.

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

c. USE OF ESTIMATES

The preparation of financial  statements in conformity  with GAAP requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENTs

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  initial maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of December 31, 2019 or 2018.

e. REVENUE RECOGNITION

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

f. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2019 and 2018, an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

g. SHARE-BASED COMPENSATION

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

h. INCOME TAXES

Income taxes are provided in accordance with ASC Topic 740.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred  tax assets  and  liabilities  are adjusted  for the  effects  of  changes  in tax  laws  and  rates on the date of enactment.

i. IMPACT OF NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is currently evaluating the effects of the adoption of this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s CFS.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its CFS.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2019 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

As of December 31, 2019 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

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

The Court also ordered the  distribution of 2,500,000 warrants in the Company to all  administrative  creditors  of PSD, with these  creditors  to receive five warrants in the Company  for each $0.10 of PSD's  administrative  debt which they held. These creditors received 2,500,000 warrants  consisting of 500,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $8.00.  All warrants are exercisable at any time prior to August 30, 2020. As of the date of this report, no warrants have been exercised.

As a result of these  issuances  there  were 15,610,000  common  shares issued and  outstanding,  and 2,500,000  warrants to acquire  common shares issued and outstanding, at December 31, 2019.

NOTE 5. INCOME TAXES

The Company has had minimal business activity, earned no income, and made no U.S. federal income tax provision since its inception on March 6, 2014. In the year ended December 31, 2019 the Company had a net operating loss of $8,400 and in 2018 it had a net operating loss of $10,140.

NOTE 6.  LOANS FROM OFFICER

During the year ended December 31, 2019 the Company received loans totaling $9,150 from its President and in the year ended December 31, 2018 the Company received loans totaling $9,490 from its President.

The balance of all loans due to the Company’s President at December 31, 2019 was $19,692 and the balance of all loans due to the Company’s President at December 31, 2018 was $10,542. The loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock, however the Company has only 84,390,000 authorized and unissued common shares and conversion of all notes would require issuance of 196,920,000 common shares. Therefore, the Company is currently considering the modification of its authorized share capital, or the modification of the notes, or a combination of the two.

NOTE 7. RELATED PARTY TRANSACTIONS

As noted under Note 6 above, our President loaned the Company $9,150 during the year ended December 31, 2019. The loans are non-interest bearing, due on demand, and convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

There were no other related party transactions to report. As of December 31, 2019 the Company neither owned nor leased any real or personal property. (See Note 9. “Subsequent Events” below)

NOTE 8. WARRANTS

On March 6, 2014 (inception), the Company issued 2,500,000 warrants exercisable into 2,500,000 shares of the Company's common stock.  These warrants were issued per order of the U.S.  Bankruptcy Court to the administrative creditors of PSD. These creditors received an aggregate of 2,500,000 warrants issued in the series and exercise prices as set forth above at Note 4. As of the date of this report, no warrants have been exercised. As noted below under Subsequent Events, the exercise price of all 2,500,000 warrants was reduced by vote of the Board of Directors on April 7, 2020 to Ten Cents per share.

NOTE 9. SUBSEQUENT EVENTS

On April 3, 2020 the President and majority owner of the Company agreed to sell 14,960,000 shares of her common stock to Lan Chan. Since there are a total of 15,610,000 shares of our common stock outstanding, this constitutes 95.8% of our issued and outstanding stock. The sale is expected to close in April, 2020.

On April 7, 2020 the Company’s Board of Directors voted to reduce the exercise price of all 2,500,000 warrants currently outstanding to Ten Cents ($0.10) per share. As of the date of this report, no warrants were exercised.

The Company evaluated subsequent events from the balance sheet date through the date when the financial statements are issued. The Company determined there are no further events to disclose.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our two Executive Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our two Executive Officers, or persons performing similar functions, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

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

Under the supervision and with the participation of our current chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, current management concluded that our internal control over financial reporting was not effective as of the evaluation date or as of the date of the filing of this report due to the factors stated below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Linda Masters75Member since 2014

Kathleen Chula71Member since 2017

Principal Occupations During at Least the Past Five Years and Certain Directorships

Linda Masters, age 75, has been President, and Director of the Company since June 2014. Ms. Masters has worked as an interior design and decorator professional since 1974. From 1995 to the present she has worked as an independent interior designer. As part of this work she has made numerous trips to

China to source, buy, and import custom building products from China including solid wood doors and furniture, upholstered furniture, custom made cabinetry, custom finished stone, mosaic tiles, and custom glass pieces. From 1990 to 1995 she owned and operated World Gallery of the Stars, an art gallery where she represented such ‘twice gifted’ artists as Red Skelton, Anthony Quinn, and Tony Curtis as well as other, more conventional artists. From 1986 to 1989 she worked as a teacher / trainer at Decorating Den, an interior decorating franchise, training all new franchisees in Southern California. And from 1974 to 1985 she owned and operated a retail interior design store, The Bathroom Plus. Ms. Masters has held a California real estate license since 1985. She has also been active in many community based organizations including Chancellor’s Associates, the donor organization of the Chancellor of the University of California at San Diego, which she chaired from 2015 to 2017. She studied at Fanshaw College in London, Canada. Ms. Masters is President and a Director of the Company because of her long and successful history in interior design and her experience in foreign sourcing of unique design items and importing them into the United States.

Kathleen Chula, age 71, has been Vice President and a Director of the Company since August 1, 2017. Since 2015 she has also been a member of AMPI (Asociación Mexicana de Profesionales Inmobiliarios), the organization of professional real estate sales persons in Mexico. She has provided Real Estate Marketing and Sales Assistance, largely to American expatriates, in Baja California. During this time, relationships were formed to market unique furnishings and decorator products, first to Americans with second homes in Mexico and then to homeowners and professional designers in the United States. From 2003 to 2015 she was vice president and marketing director of KeyNet, an internet based real estate sales company, and from 1995 to 2003 she was corporate secretary of HomeTrend, Inc., a publicly traded real estate franchise company in the United States. Ms. Chula is a licensed real estate agent in Massachusetts and California and prior to 1995 she worked with various firms specializing in residential and vacation home sales. Prior to 1987 she worked for 17 years as a teacher in Massachusetts. Ms. Chula graduated from Salem State College with a B.S. in 1970 and received a Masters of Education degree from the University of Massachusetts, Keene in 1972. Ms. Chula is Vice President and a Director of the Company because of her successful history in sourcing unique, handcrafted wood furniture and decorative items made in Tijuana and Rosarito Beach, Baja California, Mexico.

The current executive officers of the Company are as follows:

Name of OfficerAgePosition

Linda Masters75President and CEO

Kathleen Chula71Vice President and CFO

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

ITEM 11.      EXECUTIVE COMPENSATION.

       During the years ended December 31, 2019 and 2018 neither of our two Executive Officers received any compensation for their services. During the year ended December 31, 2017 our Vice President received 10,000 shares of our common stock, issued at par value, as compensation for her services. There are no agreements in place or contemplated at this time to provide cash or stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2019 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

During the year ended December 31, 2019 the President advanced $9,150 to the Company to cover expenses and the Company issued the President a series of convertible Notes totaling $9,150. Each Note is due after two years, bears zero interest, and is convertible into one share of common stock per $0.0001 of loan principal. Thus the Notes are convertible into a total of 91,500,000 shares of common stock.

During the year ended December 31, 2018 the President advanced $9,490 to the Company to cover expenses and the Company issued the President a series of convertible Notes totaling $9,490. Each Note is due after two years, bears zero interest, and is convertible into one share of common stock per $0.0001 of loan principal. Thus the Notes are convertible into a total of 94,900,000 shares of common stock.

As a result of these and prior Note issuances there were a total of $19,692 in Notes Payable to a related party at December 31, 2019, convertible into a total of 196,920,000 shares of common stock.

The Company’s two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Kenne Ruan, CPA, PC audited the Company’s financial statements for the years ended December 31, 2019 and 2018. The following table sets forth the aggregate fees billed to the Company by Kenne Ruan, CPA, PC during 2019 and 2018:

	2019	2018
Audit fees, including the audit of the Company’s
annual financial statements and fees related to
reviews of quarterly financial statements, consents
and review of registration statements	$4,900	$7,400
Tax fees and tax related fees	0	0
All other fees for other services	0	0

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

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Statement of Operations for the years ended December 31, 2019 and December 31, 2018, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended December 31, 2019 and December 31, 2018, and (v) Notes to Financial Statements.

///

///

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Baja Custom Design, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2020

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