Form 10-Q
period 2020-03-31
Baja Custom Design, Inc.
filed 2020-05-12
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Baja Custom Design, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

802 Winning Commercial Building
46-48 Hillwood Road

Kowloon, Hong Kong (Address of principal executive offices) (Zip Code)

+86 137 168 55155
Registrant's Phone:

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value US$0.0001	BJCD	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

As of April 28, 2020, the issuer had 15,610,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Baja Custom Design, Inc.
Condensed Balance Sheets

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$600	$600
Total Current Assets	600	600
TOTAL ASSETS	$600	$600

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$680	$-
Loan from director	20,351	19,692
Total Current Liabilities	21,031	19,692

TOTAL LIABILITIES	21,031	19,692

Stockholders' Deficit:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 15,610,000 issued and outstanding at March 31, 2020; and 15,610,000 issued and outstanding at December 31, 2019.	1,561	1,561
Accumulated deficit	(21,992)	(20,653)
Total Stockholders’ Deficit	(20,431)	(19,092)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$600	$600

2

The accompanying footnotes are an integral part of these financial statements.

2

Baja Custom Design, Inc.
Condensed Statements of Operations

	Three Months ended March 31, (Unaudited)
	2020	2019
Revenue	$-	$-

Operating Expenses:
General administrative expense	1,339	2,500
Total operating expenses	1,339	2,500

Net loss from operations	(1,339)	(2,500)
Loss before income taxes	(1,339)	(2,500)
Provision for income taxes	-	-
Net Loss	$(1,339)	$(2,500)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic	15,610,000	15,610,000

The accompanying footnotes are an integral part of these financial statements.

3

Baja Custom Design, Inc.
Statements of Stockholders Deficit
(Unaudited)

	Common Stock .0001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
December 31, 2018	15,610,000	$1,561	$-	$(12,253)	$(10,692)

Net Loss				(2,500)	(2,500)
March 31,2019	15,610,000	$1,561	-	$(14,753)	$(13,192)

December 31, 2019	15,610,000	$1,561	$-	$(20,653)	$(19,092)

Net Loss				(1,339)	(1,339)
March 31, 2020	15,610,000	$1,561	$-	$(21,992)	$(20,431)

The accompanying footnotes are an integral part of these financial statements.

4

Baja Custom Design, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from operations	$(1,339)	$(2,500)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	680	(750)
Net cash used in operating activities	(659)	(3,250)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Issuance	659	3,250
Net cash provided by financing activities	659	3,250

Net increase (decrease) in cash	-	-

Cash at beginning of period	600	600

Cash at end of period	$600	$600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

5

The accompanying footnotes are an integral part of these financial statements.

6

BAJA CUSTOM DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2020 and 2019

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Baja Custom Designs, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company’s name was changed to Baja Custom Designs, Inc. on November 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). In 2017 the Company resolved to enter the business of sourcing readymade and custom furniture and decorator items in Mexico for sale in the United States. The Company had no sales in 2019 or 2020 and its ability to continue in business is in doubt. See Note 3, “Going Concern.”

On April 15, 2020, Linda Master, the former Chief Executive Officer, President and majority owner of the Company, sold 14,960,000 shares of her common stock of the Company, or 95.8% of the issued and outstanding common stock of the Company, to Lan Chan, the current Chief Executive Officer, Chief Financial Officer and Secretary of the Company.  See Note 9, “Subsequent Events.”

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

c. USE OF ESTIMATES

he preparation of financial  statements in conformity  with GAAP requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

d. CASH AND CASH EQUIVALENTS

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  initial maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of March 31, 2020 (unaudited) and December 31, 2019.

7

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

f. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of March 31, 2020 (unaudited) and December 31, 2019, an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

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

i. IMPACT OF NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company evaluated the impact of adopting this standard on its FS and it had no impact.

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company evaluated the impact of adopting this standard on its financial statements and it had no impact.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31,2020 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s CEO has committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' DEFICIT

As of March 31,2020 (unaudited) and December 31, 2019 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

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

NOTE 5. INCOME TAXES

The Company has had minimal business activity, earned no income, and made no U.S. federal income tax provision since its inception on March 6, 2014. For the three months ended March 31, 2020, and 2019, the Company had net losses of $(1,339) and $(2,500) respectively.

NOTE 6.  LOANS FROM OFFICER

During the three months ended March 31, 2020, the Company received loans totaling $659 from its President and for the three months ended March 31, 2020, the Company received loans totaling $3,250 from its President. The balance of all loans due to the Company’s President at March 31, 2020, and December 31, 2019 was $20,351 and $19,692 respectively. The loans are non-interest bearing and due on demand. They are convertible into common stock at the rate of one share for $0.0001, the par value of our common stock, however the Company has 84,390,000 authorized and unissued common shares and conversion of all notes would require issuance of 210,310,000 common shares. Therefore, the Company is currently considering the modification of its authorized share capital, or the modification of the notes, or a combination of the two.

NOTE 7. RELATED PARTY TRANSACTIONS

As noted under Note 6 above, our President loaned the Company $659 and $3,250 during the three months ended March 31, 2020 and, 2019 respectively. The loans are non-interest bearing, due on demand, and convertible into common stock at the rate of one share for $0.0001, the par value of our common stock.

There were no other related party transactions to report. As of March 31, 2020 the Company neither owned nor leased any real or personal property. (See Note 9. “Subsequent Events” below)

NOTE 8. WARRANTS

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

NOTE 9. SUBSEQUENT EVENTS

On April 15, 2020, Linda Master, the former Chief Executive Officer, President and majority owner of the Company, sold 14,960,000 shares of her common stock of the Company, 95.8% of the issued and outstanding stock of the Company, to Lan Chan, the current Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

On April 7, 2020 the Company’s Board of Directors voted to reduce the exercise price of all 2,500,000 warrants currently outstanding to Ten Cents ($0.10) per share. On April 15, 2020, the warrant expiration date was extended to August 30, 2025.  As of the date of this report, no warrants were exercised.

On May 8, 2020, the Company executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Luduson Holding Company Limited, a private limited company organized under the laws of the British Virgin Islands (“LH”), and shareholders holding 100% of the issued and outstanding securities of LH (collectively, the “LH Shareholders”). Pursuant to the Share Exchange Agreement, the Company agreed to purchase 10,000 ordinary shares of LH (the “LH Shares”), representing 100% of the issued and outstanding ordinary shares of LH. As consideration, we agreed to issue to the LH Shareholders 10,000,000 shares of our common stock, at a value of $0.10 per share, for an aggregate value of $1,000,000 (the “Shares”). The parties are entitled to terminate the Share Exchange Agreement if closing has not occurred on or prior to August 1, 2020. The consummation of the transactions contemplated in the Share Exchange Agreement is subject to normal and customary conditions precedent including, without limitation, satisfactory due diligence of LH by the Company.

The Company evaluated subsequent events from the balance sheet date through the date when the financial statements are issued. The Company determined there are no further events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

History

The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD").  PSD and its subsidiary, Jovanovic-Steele, were in the real estate development business, and the real estate crash and the recession of 2008 made it impossible for them to obtain the financing needed to carry on their projects. In 2010, PSD filed for chapter 11 bankruptcy protection. The U.S. Bankruptcy Court for the Southern District of California ordered the incorporation of the Company and the distribution of the following securities:

• 80,000 shares of the Company’s common stock were distributed to all general unsecured creditors of PSD on a pro rata basis according to amount of debt held;

•An aggregate of 500,000 shares of the Company’s common stock were distributed to all administrative creditors of PSD, with these creditors receiving one share of common stock in the Company for each $0.10 of PSD's administrative debt held;

•2,500,000 common stock purchase warrants of the Company were distributed to all administrative creditors  of PSD, with these  creditors  receiving five common stock purchase warrants of the Company for each $0.10 of PSD's  administrative  debt held. The 2,500,000 warrants  consisted of 500,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $8.00.  All warrants are exercisable at any time prior to August 30, 2020.

The exercise price of the warrants was reduced to $0.10 per share on April 7, 2020, and on April 15, 2020, the warrant expiration date was extended to August 30, 2025.

On March 6, 2014, the Company issued 20,000 common shares for services at par value, $0.0001 per share, for total value of $2. On June 16, 2014 the Company issued a total of 15,000,000 common shares for services at par value, $0.0001 per share, for total value of $1,500. On August 1, 2017 the Company issued a total of 10,000 common shares for services at par value, $0.0001 per share, for a total value of $1.

On April 3, 2020, the Company, Linda Masters, our Chief Executive Officer and President, entered into that certain Stock Purchase Agreement (the “SPA”), pursuant to which Ms. Masters agreed to sell to Lan CHAN 14,960,000 shares of common stock of the Company, par value $0.0001 (the “Shares”), or 95.8% of the issued and outstanding common stock of the Company, for aggregate consideration of Three Hundred Ninety One Thousand Dollars ($391,000) in accordance with the terms and conditions of the SPA.  The acquisition of the Shares consummated on April 15, 2020, and the Shares were purchased by Lan CHAN with his personal funds. As a result of the acquisition, Mr. Chan holds a controlling interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Upon the consummation of the sale of the Shares, Linda Masters, our Chief Executive Officer, President and director, and Kathleen Chula, our Vice President and Director, resigned from all of their positions with the Company, effective April 15, 2020. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Concurrently with such resignations, Lan CHAN was appointed to serve as the Chief Executive Officer, Chief Financial Officer, President, Secretary and sole Director of the Company, until the next annual meeting of stockholders of the Company and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. None of the directors or executive officers has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer. Mr. Chan will serve in his positions without compensation. The Company hopes to enter into a compensatory arrangement with each officer in the future.

Business Strategy

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We are in active discussions with an operating company for a potential business combination. There is no assurance that we will be able to successfully consummate such an acquisition or that following such acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019.

Net Revenues. We did not generate revenues during the three months ended March 31, 2020 and 2019.

General and Administrative Expenses. We incurred general and administrative expenses of $1,339 and $2,500 during the three months ended March 31, 2020 and 2019, respectively.

Net Loss. We incurred a net loss of $1,339 and $2,500 during the three months ended March 31, 2020 and 2019, respectively. The net losses consisted solely of general and administrative expenses.

We are in active discussions with an operating company for a potential business combination. In the event that we are able to successfully consummate such acquisition, we expect our revenues and general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $600, and total current liabilities of $21,031 consisting of $680 of accrued expenses and $20,351 due to a related party. As of March 31, 2019, we had total current assets of $600 and total current liabilities of $19,692 consisting of $0 of accrued expenses and $19,692 due to a related party.

Going Concern

We currently do not generate sufficient funds from operations to finance our operations. Our auditors noted in our Annual Report Form 10-K filed with the Securities and Exchange Commission on April 21, 2020 and the loss trend continues. As of March 31, 2020, the Company had a working capital deficit of $20,431 and an accumulated deficit of $21,992.

. As such, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. While we believe that existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2020	2019
Net cash generated from (used in) operating activities	$659	$(3,250)
Net cash (used in) provided by investing activities	$–	$–
Net cash provided by financing activities	$659	$3,250

Net Cash Generated From (Used In) Operating Activities.

Net cash used in operating activities was $659 for the three months ended March 31, 2020, as compared to net cash used in operating activities of $3,250 for the three months ended March 31, 2019.

Net Cash Generated From (Used In) Investing Activities.

Investing activities did not provide us with any net cash during the three months ended March 31, 2020, and 2019.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities was $659 compared to $3,250 for the three months ended March 31, 2020, and 2019. Cash from financing activities consisted entirely of related party proceeds.

Critical accounting policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 to our financial statements contained herein.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2020.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter ended March 31, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2020

Baja Custom Design, Inc.
Registrant

By: /s/ Lan Chan
Lan Chan Chief Executive Officer, President, Chief Financial Officer, Secretary and Director