Form 10-Q
period 2020-06-30
Luduson G Inc.
filed 2020-08-14
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

17/F, 80 Gloucester Road

Wanchai, Hong Kong
Kowloon, Hong Kong (Address of principal executive offices) (Zip Code)

+852 2818 7199

Registrant's Phone:

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value US$0.0001	LDSN	N/A

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of August 10, 2020, the issuer had 25,610,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity	5

Notes to Condensed Consolidated Financial Statements	6 – 17

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$208,325	$269,691
Accounts receivable	1,121,547	760,733
Deposits, prepayments and other receivables	587,702	142,001
Operating lease right-of-use assets	26,990	35,816

Total current assets	1,944,564	1,208,241

Non-current asset:
Plant and equipment	6,703	9,172

TOTAL ASSETS	$1,951,267	$1,217,413

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$4,541	$1,289
Tax payable	270,303	139,804
Operating lease liabilities	27,649	36,690
Amount due to a director	16,500	-

Total current liabilities	318,993	177,783

TOTAL LIABILITIES	318,993	177,783

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 25,610,000 and 10,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,561	1,000
Additional paid in capital	7,439	9,000
Accumulated other comprehensive income	11,380	5,435
Retained earnings	1,610,894	1,024,195

Stockholders’ equity	1,632,274	1,039,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,951,267	$1,217,413

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019

Revenue, net	$1,024,510	$233,360	$1,121,029	$510,023

Cost of revenue	(147,387)	(46,020)	(151,068)	(127,304)

Gross profit	877,123	187,340	969,961	382,719

Operating expenses:
General and administrative expenses	(30,865)	(14,627)	(67,557)	(54,126)
Total operating expenses	(30,865)	(14,627)	(67,557)	(54,126)

Other income
Interest income	34	-	34	-

INCOME BEFORE INCOME TAXES	846,292	172,713	902,438	328,593

Income tax expense	(124,938)	(18,100)	(129,655)	(31,116)

NET INCOME	721,354	154,613	772,783	297,477

Other comprehensive income:
Foreign currency translation gain	1,210	2,119	5,945	1,623

COMPREHENSIVE INCOME	$722,564	$156,732	$778,728	$299,100

Basic and diluted weighted average shares outstanding	21,620,778	10,000,000	15,810,389	10,000,000

Basic and diluted net loss per share	$0.03	$0.16	$0.05	$0.03

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months ended June 30,
	2020	2019

Cash flow from operating activities:
NET INCOME	$772,783	$297,477
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation of plant and equipment	2,510	3,167
Non-cash lease expense	9,445	-

Change in operating assets and liabilities:
Accounts receivables	(360,814)	(6,365)
Deposits, prepayments and other receivables	(445,701)	-
Lease liabilities	(9,677)	-
Accrued liabilities and other payables	3,252	20,527
Income tax payable	129,655	31,116
Net cash generated from operating activities	101,453	345,922

Cash flow from financing activities:
Advance from a director	16,500	104,641
Dividends paid	(186,084)	-

Net cash (used in) generated from financing activities	(169,584)	104,641

Effect on exchange rate change on cash and cash equivalents	6,765	1,712

Net change in cash and cash equivalents	(61,366)	452,275

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,691	26,815

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,325	$479,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	-	-
Cash paid for interest	-	-

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive		Total stockholders’
	No. of shares	Amount	capital	(loss) income	Retained earnings	equity

Balance as at January 1, 2019 (restated)	10,000,000.00	$1,000	$9,000	$(717)	$184,919	$194,202
						-
Foreign currency translation adjustment	-	-	-	(496)	-	(496)
Net income for the period	-	-	-	-	142,864	142,864
Balance as at March 31, 2019	10,000,000	1,000	9,000	(1,213)	327,783	336,570

Foreign currency translation adjustment	-	-	-	2,119	-	2,119
Net income for the period	-	-	-	-	154,613	154,613
Balance as at June 30, 2019	10,000,000	$1,000	$9,000	$906	$482,396	$493,302

Balance as at January 1, 2020	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Dividends paid	-	-	-	-	(186,084)	(186,084)
Foreign currency translation adjustment	-	-	-	4,735	-	4,735
Net income for the period	-	-	-	-	51,429	51,429
Balance as at March 31, 2020	10,000,000	1,000	9,000	10,170	889,540	909,710

Shares issued for acquisition of legal acquirer	15,610,000	1,561	(1,561)	-	-	-
Foreign currency translation adjustment	-	-	-	1,210	-	1,210
Net income for the period	-	-	-	-	721,354	721,354
Balance as at June 30, 2020	25,610,000.00	$2,561	$7,439	$11,380	$1,610,894	$1,632,274

See accompanying notes to condensed consolidated financial statements.

6

7

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1DESCRIPTION OF BUSINESS AND ORGANIZATION

Luduson G Inc. (formerly Baja Custom Design, Inc., or "the Company" or "LDSN") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company’s name was changed to Baja Custom Design, Inc. on November 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). The Company’s name was further changed to Luduson G Inc. on July 15, 2020.

On April 15, 2020, Linda Master, the former Chief Executive Officer, President and majority owner of the Company, sold 14,960,000 shares of her common stock of the Company, or 95.8% of the issued and outstanding stock of the Company, to Lan Chan, the current Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

On May 8, 2020, the Company executed a Share Exchange Agreement with Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”), and the shareholders of LHCL.  Pursuant to the Share Exchange Agreement, the Company purchased Ten Thousand (10,000) shares of LHCL (the “LHCL Shares”), representing all of the issued and outstanding shares of common stock of LHCL.  As consideration, the Company agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of its common stock, at a value of US$0.10 per share, for an aggregate value of US$1,000,000.  The Company consummated the acquisition of LHCL on May 22, 2020.

Because the Company is a shell company, LHCL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, LHCL is deemed to be the accounting acquirer for accounting purposes.  The transaction will be treated as a recapitalization of the Company.  Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of LHCL, and the Company’s assets, liabilities and results of operations will be consolidated with LHCL beginning on the acquisition date. LHCL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (LHCL). After completion of the Share Exchange Transaction, the Company’s condensed consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Luduson Holding Company Limited	British Virgin Island	Investment holding	10,000 ordinary shares	100%

Luduson Entertainment Limited	Hong Kong	Sales and marketing	10,000 ordinary shares at par value of HK$1	100%

G Music Asia Limited	British Virgin Islands	Event planning	2 ordinary shares at par value of US$1	100%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 2SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 8-K/A for the fiscal year ended December 31, 2019, filed with the SEC on May 22, 2020.

●Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

●Plant and equipment

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3.33 years
Furniture and equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2020 and 2019 were $1,257 and $1,276, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 were $2,510 and $3,167, respectively.

●Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

●Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2020 and 2019.

●Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Period-end HKD:US$ exchange rate	0.12903	0.12842
Period average HKD:US$ exchange rate	0.12885	0.12764

●Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

●Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables and operating lease right-of-use assets approximate their fair values because of the short maturity of these instruments.

●Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”).  ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE – 3BUSINESS SEGMENT

The Company considers its business activities to constitute two reportable segments. The segment analysis of the Company’s revenues is as follows:

	Three Months ended June 30,
	2020	2019

Digital marketing	$1,024,510	125,246
Entertainment	-	108,114
	$1,024,510	233,360

	Six Months ended June 30,
	2020	2019

Digital marketing	$1,101,701	211,091
Entertainment	19,328	298,932
	$1,121,029	510,023

NOTE – 4DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following,

June 30, 2020	December 31,. 2019

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		(Audited)

Prepayments for business project	$139,455	138,791
Prepayments for equipment	445,021	-
Rental deposit	3,226	3,210
	$587,702	142,001

Prepayments for equipment represent deposit payments made to vendors for procurement of equipment, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE – 5LEASE LIABILITY

As of June 30, 2020, the Company entered into one workshop space operating lease with a lease term of 2 years, commencing from January 1, 2019.

Right of use assets and lease liability – right of use are as follows:

	June 30, 2020	December 31, 2019
		(Audited)

Right-of-use assets	$26,990	35,816

The lease liability – right of use is as follows:

	June 30, 2020	December 31, 2019
		(Audited)

Current portion	$27,649	36,690
Non-current portion	-	-

Total	$27,649	36,690

As of June 30, 2020, the operating lease payment of $27,649 will become matured in the next 12 months.

NOTE – 6STOCKHOLDERS’ EQUITY

Authorized shares

As of June 30, 2020 and December 31, 2019, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

On May 22, 2020, the Company consummated the acquisition of LHCL and agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of its common stock, at a value of $0.10 per share, for an aggregate value of $1,000,000.

Issued and outstanding shares

As of June 30, 2020 and December 31, 2019, 25,610,000 and 15,610,000 common shares issued and outstanding, and 2,500,000 warrants to acquire common shares issued and outstanding.

NOTE – 7INCOME TAX

The Company mainly operates in Hong Kong that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months ended June 30,
	2020	2019

Income before income taxes	$918,938	328,593
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	151,625	54,218

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Tax effect of non-deductible items	1,869	487
Tax holiday	(23,839)	(23,589)
Income tax expense	$129,655	31,116

NOTE – 8RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 9CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)Major customers

For the three and six months ended June 30, 2020 and 2019, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2020			June 30, 2020
Customer		Revenues	Percentage of revenues		Accounts receivable

Customer A	Total:	$928,913	89%	Total:	916,107

		Three months ended June 30, 2019			June 30, 2019
Customer		Revenues	Percentage of revenues		Accounts receivable

Customer D		$96,762	41%		-
Customer A		45,155	19%		-
Customer C		38,705	17%		11,521
Customer B		25,771	11%		-

	Total:	$206,393	88%	Total:	11,521

		Six months ended June 30, 2020			June 30, 2020
Customer		Revenues	Percentage of revenues		Accounts receivable

Customer A	Total:	$966,404	86%	Total:	$916,107

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Six months ended June 30, 2019			June 30, 2019
Customer		Revenues	Percentage of revenues		Accounts receivable

Customer B		$184,888	36%		-
Customer C		119,221	23%		11,521
Customer D		95,632	19%		-
Customer A		63,755	13%		-

	Total:	$463,496	91%	Total:	11,521

(b)Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

10.COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company has no material commitments or contingencies.

11.SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there were no further events to disclose.

On August 6, 2020, the Company through its subsidiary, entered into the Memorandum of Undertaking with I-Generation Limited, a corporation registered in Hong Kong, to jointly operate and deploy the dancing contest event which is expected to be launched to the market in the fourth quarter of 2020.

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

History

The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD").  PSD and its subsidiary, Jovanovic-Steele, were in the real estate development business, and the real estate crash and the recession of 2008 made it impossible for them to obtain the financing needed to carry on their projects. In 2010, PSD filed for chapter 11 bankruptcy protection. The U.S. Bankruptcy Court for the Southern District of California ordered the incorporation of the Company and the distribution of the following securities:

•80,000 shares of the Company’s common stock were distributed to all general unsecured creditors of PSD on a pro rata basis according to amount of debt held;

•500,000 shares of the Company’s common stock were distributed to all administrative creditors of PSD, with these creditors receiving one share of common stock in the Company for each $0.10 of PSD's administrative debt held;

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

On April 3, 2020, the Company, Linda Masters, our Chief Executive Officer and President, entered into that certain Stock Purchase Agreement (the “SPA”), pursuant to which Ms. Masters agreed to sell to Lan CHAN 14,960,000 shares of common stock of the Company, par value $0.0001 (the “Shares”), representing approximately 95.8% of the issued and outstanding common stock of the Company, for aggregate consideration of Three Hundred Ninety One Thousand Dollars ($391,000) in accordance with the terms and conditions of the SPA.  The acquisition of the Shares consummated on April 15, 2020, and the Shares were purchased by Lan CHAN with his personal funds. As a result of the acquisition, Mr. Chan holds a controlling interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

Acquisition of LHCL

On May 8, 2020, we executed a Share Exchange Agreement with Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”), and the shareholders of LHCL.  Pursuant to the Share Exchange Agreement, we purchased Ten Thousand (10,000) shares of LHCL (the “LHCL Shares”), representing all of the issued and outstanding shares of common stock of LHCL.  As consideration, we agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of our common stock, at a value of US $0.10 per share, for an aggregate value of US $1,000,000.  We consummated the acquisition of LHCL on May 22, 2020.   It is our understanding that the shareholders of LHCL are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

LHCL is a business-to-business gaming technology company.  As a result of our acquisition of LHCL, we entered into the business-to-business gaming industry.

Asia Music Week Collaboration

Effective August 6, 2020, our subsidiary G Music Asia Limited entered into a nonbinding Memorandum of Understanding with I-Generation Company Limited, a company organized under the laws of Hong Kong Special Administrative Region of People’s Republic of China (“MOU”).  Pursuant to the MOU, the parties agreed to establish an event tentatively named “AMW Dance Contest” (the “Event”) to be held in the greater China region during Asia Music Week.  The MOU sets forth in summary certain terms of cooperation between the parties and the distribution of profits relating to the Event, including the intent of the parties to enter into further definitive agreements.  The foregoing description of the MOU is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.  The parties hope to launch the Event in the fourth quarter of 2020.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table sets forth certain operational data for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Revenues	$1,024,510	233,360
Cost of revenue	(147,387	(46,020)
Gross profit	877,123	187,340
Total operating expenses	(30,865	(14,627)
Other income	34	-
Income before Income Taxes	846,292	172,713
Income tax expense	(124,938	(18,100)
Net income	721,354	154,613

Revenue. We generated revenues of $1,024,510 and $233,360 for the three months ended June 30, 2020 and 2019.  The significant increase is due to the increase in business volume in digital advertising income from online entertainment portal. To cope with the change to entertaining lifestyle since COVID-19 pandemic, we have launched our self-developed online portal and shared freely our game contents with users.

During the three months ended June 30, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended June 30, 2020		June 30, 2020
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$928,913	91%	916,107

		Three months ended June 30, 2019			June 30, 2019
Customer		Revenues	Percentage of revenues		Accounts receivable
Yu Lin Nuo Ya Interactive Entertainment Company Limited		$96,762	41%		–
Ease Audio Group Limited		45,155	19%		–
Excellent Entertainment Limited		38,705	17%		11,521
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd		25,771	11%		–
	Total:	$206,393	88%	Total:	11,521

 All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the three months ended June 30, 2020, was $147,387, and as a percentage of net revenue, approximately 14.4%. Cost of revenue for the three months ended June 30, 2019, was $46,020, and as a percentage of net revenue, approximately 19.7%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $877,123 and $187,340 for the three months ended June 30, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $30,865 and $14,627 for the three months ended June 30, 2020, and 2019, respectively. The increase in G&A is primarily attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the quarters ended June 30, 2020 and 2019 was $124,938 and $18,100, respectively.

Net Income. During the three months ended June 30, 2020, we incurred a net income of $721,354, as compared to $154,613 for the same period ended June 30, 2019. The decrease in net income is primarily attributable to the decrease in our business volume amid the coronavirus (COVID-19) outbreak in 2020.

 Comparison of the six months ended June 30, 2020 and 2019

The following table sets forth certain operational data for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Revenues	$1,121,029	510,023
Cost of revenue	(151,068	(127,304)
Gross profit	969,961	382,719
Total operating expenses	(67,557	(54,126)
Other income	34	-
Income before Income Taxes	902,438	328,593
Income tax expense	(129,655	(31,116)
Net income	772,783	297,477

Revenue. We generated revenues of $1,121,029 and $510,023 for the six months ended June 30, 2020 and 2019.  The significant increase is due to the increase in business volume in digital advertising income from online entertainment portal. To cope with the change to entertaining lifestyle since COVID-19 pandemic, we have launched our self-developed online portal and shared freely our game contents with users.

During the six months ended June 30, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2020		June 30, 2020
	Revenue	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$966,404	86%	916,017

		Six months ended June 30, 2019			June 30, 2019
Customer		Revenue	Percentage of revenues		Accounts receivable
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd		$184,888	36%		–
Excellent Entertainment Limited		119,221	23%		11,521
Yu Lin Nuo Ya Interactive Entertainment Company Limited		95,632	19%		–
Ease Audio Group Limited		63,755	13%		–
	Total:	$463,496	91%	Total:	11,521

All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the six months ended June 30, 2020, was $151,068, and as a percentage of net revenue, approximately 13.5%. Cost of revenue for the six months ended June 30, 2019, was $127,304, and as a percentage of net revenue, approximately 24.9%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $969,961 and $382,719 for the six months ended June 30, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $67,557 and $54,126 for the six months ended June 30, 2020, and 2019, respectively. The increase in G&A is primarily attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2020 and 2019 was $129,655 and $31,116, respectively.

Net Income. During the six months ended June 30, 2020, we incurred a net income of $772,783, as compared to $297,477 for the same period ended June 30, 2019. The increase in net income is primarily attributable to the increase in our business volume and operating profit.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $208,325, accounts receivable of $1,121,547, deposits, prepayments and other receivables of $587,702 and operating right-of-use assets of $26,990.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$101,453	345,922
Net cash provided by (used in) investing activities	-	-
Net cash (used in) provided by financing activities	(169,584)	104,641

Net Cash Used In Operating Activities.

For the six months ended June 30, 2020, net cash provided by operating activities was $101,453, which consisted primarily of a net income of $772,783, offset by an increase in accounts receivables of $360,814, an increase in deposits, prepayments and other receivables of $445,701, an increase in income tax payable of $129,655, an increase in accrued expenses and other payables of $3,252, a decrease in operating lease liabilities of $9,677, increase in accrued liabilities and other payables of 3,252, depreciation of plant and equipment of $2,510 and non-cash expenses of $9,445.

For the six months ended June 30, 2019, net cash provided by operating activities was $345,922, which consisted primarily of non-cash items, $3,167 of depreciation of plant and equipment, offset by, an increase in accounts receivables of $6,365, an increase in accrued liabilities and other payables of $20,527, an increase in income tax payable of $31,116 and net income of $297,477.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By (Used In) Investing Activities.

For the six months ended June 30, 2020, there is no net cash provided by investing activities.

For the six months ended June 30, 2019, there is net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2020, net cash used in financing activities was $169,584 consisting primarily of $186,084 dividend paid to the shareholder of the Company, offset by $16,500 advances from a director.

For the six months ended June 30, 2019, net cash provided by financing activities was $104,641, consisting primarily of advances from the Company’s related parties.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

· Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

· Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

· Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

· Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

· Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective method. This method allows the Company to apply ASC 606 to new contracts entered into after January 1, 2019, and to its existing contracts for which revenue earned through December 31, 2018 has been recognized under the guidance in effect prior to the effective date of ASC 606. The revenue recognition processes the Company applied prior to adoption of ASC 606 align with the recognition and measurement guidance of the new standard, therefore adoption of ASC 606 did not require a cumulative adjustment to opening equity.

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

· Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Hong Kong and Seychelles maintain their books and record in its local currency, Hong Kong Dollars (“S$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

· Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2019 as its date of initial application, with prior periods unchanged and presented in accordance with the previous guidance in Topic 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.

· Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 requires a lessee to recognize a lease liability for future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term on the balance sheet for most lease arrangements. The new standard also changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize right-of-use assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance in ASC 840.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. In August 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provides a new transition option in which an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment in the period of adoption. Prior period comparative balances will not be adjusted. The Company used the new transition option and was also utilizing the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We also used the short-term lease exception for leases with a term of 12 months or less. Additionally, the Company used the practical expedient that allowed each separate lease component of a contract and the associated non-lease components to be treated as a single lease component. The exercise of lease renewal options is at our discretion and the renewal to extend the lease terms are not included in the Company’s Right-Of-Use assets and lease liabilities as they are not reasonably certain of exercise. The Company will evaluate the renewal options and when they are reasonably certain of exercise, the Company will include the renewal period in its lease term. As of the January 1, 2019, effective date the Company identified one finance lease arrangement in which it is a lessee.

In calculating the present value of the lease payments, the Company applied an individual discount rate for each of its leases, and determined the appropriate discount rate based on the remaining lease terms at the date of adoption. As the lessee to several lease agreements, the Company did not have insight into the relevant information that would be required to arrive at the rate implicit in the lease. Therefore, the Company utilized its outstanding borrowings as a benchmark to determine the incremental borrowing rate for its leases. The benchmark rate was adjusted to arrive at an appropriate discount rate for each lease.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. This amendment applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company adopted ASU 2018-07 on January 1, 2019. The impact was immaterial to the financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (“ASU 2018-08”).  ASU 2018-08 clarifies how an entity determines whether a resource provider is participating in an exchange transaction by evaluating whether the resource provider is receiving commensurate value in return for the resources transferred. The guidance is effective for annual periods beginning after June 15, 2018, including interim periods within those annual periods, and has been adopted on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Under the modified prospective adoption approach, prior period results have not been restated and no cumulative-effect adjustment has been recorded. The Company does not expect this standard to have a material impact on its financial statements.

Accounting Standards Issued, Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires measurement and recognition of expected credit losses for financial assets. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for the Company beginning January 1, 2023. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential effect of this standard on its financial statements. The Company does not expect this standard to have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers. Certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. This guidance is effective for interim and fiscal periods beginning after December 15, 2019. The Company is currently assessing the impact this will have on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter ended June 30, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (3)
10.2	Memorandum of Understanding dated August 6, 2020, by and between G Music Asia Limited and I-Generation Company Limited*
22	List of Subsidiaries (3)

 *Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director