Form 10-Q
period 2020-09-30
Luduson G Inc.
filed 2020-11-12
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of November 10, 2020, the issuer had 28,110,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

(Formerly Baja Custom Design, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$59,538	$269,691
Accounts receivable	1,764,608	760,733
Deposits, prepayments and other receivables	400,755	142,001
Operating lease right-of-use assets	8,997	35,816

Total current assets	2,233,898	1,208,241

Non-current asset:
Plant and equipment	864,133	9,172

TOTAL ASSETS	$3,098,031	$1,217,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$19,167	$1,289
Line of credit	50,386	–
Tax payable	319,493	139,804
Operating lease liabilities	9,217	36,690
Amount due to a director	16,500	–

Total current liabilities	414,763	177,783

TOTAL LIABILITIES	414,763	177,783

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	–	–
Common stock, $.0001 par value, 100,000,000 shares authorized, 28,110,000 and 10,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,811	1,000
Additional paid in capital	332,189	9,000
Accumulated other comprehensive income	12,086	5,435
Retained earnings	2,336,182	1,024,195

Stockholders’ equity	2,683,268	1,039,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,098,031	$1,217,413

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019

Revenue, net	$1,824,479	$564,861	$2,945,508	$1,074,884

Cost of revenue	(592,792)	(112,078)	(743,860)	(239,382)

Gross profit	1,231,687	452,783	2,201,648	835,502

Operating expenses:
General and administrative expenses	(63,528)	(33,890)	(131,085)	(88,016)
Professional fee	(67,305)	–	(67,305)	–
Share-based compensation	(325,000)	–	(325,000)	–
Total operating expenses	(455,833)	(33,890)	(523,390)	(88,016)

Other income
Interest expenses	(1,381)	–	(1,381)	–
Interest income	6	–	40	–

INCOME BEFORE INCOME TAXES	774,479	418,893	1,676,917	747,486

Income tax expense	(49,191)	(69,357)	(178,846)	(100,473)

NET INCOME	725,288	349,536	1,498,071	647,013

Other comprehensive income (loss):
Foreign currency translation gain	706	(1,954)	6,651	(331)

COMPREHENSIVE INCOME	$725,994	$347,582	$1,504,722	$646,682

Basic and diluted weighted average shares outstanding	25,610,000	10,000,000	17,520,146	10,000,000

Basic and diluted net income per share	$0.03	$0.03	$0.09	$0.03

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended September 30,
	2020	2019

Cash flow from operating activities:
Net income	$1,498,071	$647,013
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation of plant and equipment	7,348	4,701
Stock-based compensation expense	325,000	–

Change in operating assets and liabilities:
Accounts receivable	(1,003,875)	(506,319)
Deposits and prepayments	(258,754)	–
Accounts payable	–	29,686
Lease liabilities	(658)	–
Accrued expenses and other payables	17,878	–
Tax payable	179,689	100,473
Net cash generated from operating activities	764,699	275,554

Cash flow from investing activity:
Purchase of property, plant and equipment	(862,271)	–

Net cash used in investing activities	(862,271)	–

Cash flow from financing activities:
Advance from a director	16,500	209,983
Proceeds from line of credit	50,386	–
Dividend paid	(186,084)	–

Net cash (used in) generated from financing activities	(119,198)	209,983

Effect on exchange rate change on cash and cash equivalents	6,617	(336)

Net change in cash and cash equivalents	(210,153)	485,201

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,691	26,815

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,538	$512,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LUDUSON HOLDING COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive (loss)	Retained	Total stockholders’
	No. of shares	Amount	capital	income	earnings	equity

Balance as at January 1, 2019 (restated)	10,000,000	$1,000	$9,000	$(717)	$184,919	$194,202

Foreign currency translation adjustment	–	–	–	(496)	–	(496)
Net income for the period	–	–	–	–	142,864	142,864

Balance as at March 31, 2019	10,000,000	1,000	9,000	(1,213)	327,783	336,570

Foreign currency translation adjustment	–	–	–	2,119	–	2,119
Net income for the period	–	–	–	–	154,613	154,613

Balance as at June 30, 2019	10,000,000	1,000	9,000	906	482,396	493,302

Foreign currency translation adjustment	–	–	–	(1,954)	–	(1,954)
Net income for the period	–	–	–	–	349,536	349,536

Balance as at September 30, 2019	10,000,000	$1,000	$9,000	$(1,048)	$831,932	$840,884

Balance as at January 1, 2020	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Dividends paid	–	–	–	–	(186,084)	(186,084)
Foreign currency translation adjustment	–	–	–	4,735	–	4,735
Net income for the period	–	–	–	–	51,429	51,429

Balance as at March 31, 2020	10,000,000	1,000	9,000	10,170	889,540	909,710
	–	–
Shares issued for acquisition of legal acquirer	15,610,000	1,561	(1,561)	–	–	–
Foreign currency translation adjustment	–	–	–	1,210	–	1,210
Net income for the period	–	–	–	–	721,354	721,354

Balance as at June 30, 2020	25,610,000	2,561	7,439	11,380	1,610,894	1,632,274

Shares issued for acquisition of legal acquirer	2,500,000	250	324,750	–	–	325,000
Foreign currency translation adjustment	–	–	–	706	–	706
Net income for the period	–	–	–	–	725,288	725,288

Balance as at September 30, 2020	28,110,000	$2,811	$332,189	$12,086	$2,336,182	$2,683,268

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1        DESCRIPTION OF BUSINESS AND ORGANIZATION

Luduson G Inc. (formerly Baja Custom Designs, Inc., or "the Company" or "LDSN") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company’s name was changed to Baja Custom Designs, Inc. on September 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). The Company’s name was further changed to Luduson G Inc. on July 15, 2020.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Luduson Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

Luduson Entertainment Limited	Hong Kong	Sales and marketing	10,000 ordinary shares for HK$10,000	100%

G Music Asia Limited	British Virgin Islands	Event planning	2 ordinary shares at par value of US$1	100%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 8-K/A for the fiscal year ended December 31, 2019, filed with the SEC on May 22, 2020.

●	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment and purchased software	3 years
Furniture and equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2020 and 2019 were $4,838 and $1,534, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 were $7,348 and $4,701, respectively.

●	Revenue recognition

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended September 30, 2020 and 2019.

●	Foreign currencies translation

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the Nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Period-end HKD:US$ exchange rate	0.12903	0.12740
Period average HKD:US$ exchange rate	0.12885	0.12746

●	Comprehensive income

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

●	Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC Topic 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

●	Leases

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

●	Related parties

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

●	Fair value of financial instruments

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables and operating lease right-of-use assets approximate their fair values because of the short maturity of these instruments.

●	Recent accounting pronouncements

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

NOTE – 3        BUSINESS SEGMENT

The Company considers its business activities to constitute two reportable segments. The segment analysis of the Company’s revenues is as follows:

	Three Months ended September 30,
	2020	2019

Digital marketing	$1,824,479	$134,035
Entertainment	–	430,826
	$1,824,479	$564,861

	Nine Months ended September 30,
	2020	2019

Digital marketing	$2,926,171	$345,179
Entertainment	19,337	729,705
	$2,945,508	$1,074,884

NOTE – 4        DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following,

	September 30, 2020	December 31,. 2019
		(Audited)

Prepayments for business project	$139,460	$138,791
Purchase deposits	258,069	–
Rental deposit	3,226	3,210
	$400,755	$142,001

Purchase deposits represent deposit payments made to vendors for procurement of equipment, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 5        LEASE LIABILITY

As of September 30, 2020, the Company entered into one workshop space operating lease with a lease term of 2 years, commencing from January 1, 2019.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2020	December 31, 2019
		(Audited)

Right-of-use assets	$8,997	$35,816

The lease liability – right of use is as follows:

	September 30, 2020	December 31, 2019
		(Audited)

Current portion	$9,217	$36,690
Non-current portion	–	–
Total	$9,217	$36,690

As of September 30, 2020, the operating lease payment of $9,217 will become matured in the next 12 months.

NOTE – 6        STOCKHOLDERS’ EQUITY

Authorized shares

As of September 30, 2020 and December 31, 2019, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Issued and outstanding shares

On January 2, 2020, the Company declared and paid a dividend of $186,084 to its stockholders.

On September 9, 2020, the Company issued 2,500,000 shares of its common stock to five individuals of consultants and service providers for the IT programming and marketing services rendered to the Company, at the fair value of $0.13 per shares, totally $325,000.

As of September 30, 2020 and December 31, 2019, 28,110,000 and 15,610,000 common shares issued and outstanding, and 2,500,000 warrants to acquire common shares issued and outstanding.

NOTE – 7        INCOME TAX

The Company mainly operates in Hong Kong that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the Nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months ended September 30,
	2020	2019

Income before income taxes	$2,018,417	$747,486
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	333,038	123,335
Tax effect of non-deductible items	1,212	776
Tax holiday	(155,394)	(23,638)
Income tax expense	$178,846	$100,473

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 8        RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 9        CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended September 30, 2020 and 2019, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$1,302,010	71%		$1,245,736
Customer B	483,291	26%		481,194

Total:	$1,785,301	98%	Total:	$1,726,930

	Three months ended September 30, 2019			September 30, 2019
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer C	$137,153	24%		$138,400
Customer D	128,912	23%		127,558
Customer E	128,912	23%		127,558
Customer A	76,550	14%		$76,535
Customer B	57,413	10%		45,921

Total:	$528,940	94%	Total:	$515,972

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$2,268,849	77%		$1,245,736
Customer B	541,301	18%		481,194

Total:	$2,810,150	95%	Total:	$1,726,930

	Nine months ended September 30, 2019			September 30, 2019
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer C	$256,444	24%		$138,400
Customer F	184,997	17%		–
Customer B	153,101	14%		45,921
Customer A	140,343	13%		76,535
Customer D	127,584	12%		127,558
Customer E	127,584	12%		127,558

Total:	$990,053	92%	Total:	$515,972

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

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

NOTE – 10        COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company has no material commitments or contingencies.

NOTE – 11        SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there were no further events to disclose.

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

History

The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). PSD and its subsidiary, Jovanovic-Steele, were in the real estate development business, and the real estate crash and the recession of 2008 made it impossible for them to obtain the financing needed to carry on their projects. In 2010, PSD filed for chapter 11 bankruptcy protection. The U.S. Bankruptcy Court for the Southern District of California ordered the incorporation of the Company and the distribution of the following securities:

•	80,000 shares of the Company’s common stock were distributed to all general unsecured creditors of PSD on a pro rata basis according to amount of debt held;

•	500,000 shares of the Company’s common stock were distributed to all administrative creditors of PSD, with these creditors receiving one share of common stock in the Company for each $0.10 of PSD's administrative debt held;

•	2,500,000 common stock purchase warrants of the Company were distributed to all administrative creditors of PSD, with these creditors receiving five common stock purchase warrants of the Company for each $0.10 of PSD's administrative debt held. The 2,500,000 warrants consisted of 500,000 "A Warrants" each convertible into one share of common stock at an exercise price of $4.00; 500,000 "B Warrants" each convertible into one share of common stock at an exercise price of $5.00; 500,000 "C Warrants" each convertible into one share of common stock at an exercise price of $6.00; 500,000 "D Warrants" each convertible into one share of common stock at an exercise price of $7.00; and 500,000 "E Warrants" each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2020.

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

Asia Music Week Collaboration

Effective August 6, 2020, our subsidiary G Music Asia Limited entered into a nonbinding Memorandum of Understanding with I-Generation Company Limited, a company organized under the laws of Hong Kong Special Administrative Region of People’s Republic of China (“MOU”). Pursuant to the MOU, the parties agreed to establish an event tentatively named “AMW Dance Contest” (the “Event”) to be held in the greater China region during Asia Music Week. The MOU sets forth in summary certain terms of cooperation between the parties and the distribution of profits relating to the Event, including the intent of the parties to enter into further definitive agreements. The foregoing description of the MOU is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference. Because of the COVID-19, the Event is expected to postpone to next year.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we conducted business in two reportable segments: digital marketing and entertainment. Our digital marketing business segment consists of digital advertising and online advertising services while our entertainment segment consists of the sale of game solutions. During the three months ended September 30, 2020 and 2019, our revenues were attributable to the following segments:

	Three Months ended September 30,
	2020	2019

Digital marketing	$1,823,974	$133,963
Entertainment	–	430,596
	$1,823,974	$564,559

The following table sets forth certain operational data for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Revenues	$1,824,479	$564,861
Cost of revenue	(592,792)	(112,078)
Gross profit	1,231,792	452,783
Total operating expenses	(455,833)	(33,890)
Other income	(1,375)	–
Income before Income Taxes	774,479	418,893
Income tax expense	(49,191)	(69,357)
Net income	725,288	349,536

Net income (excluding stock-based compensation expense)	1,050,288	349,536

Revenue. We generated revenues of $1,824,479 and $564,861 for the three months ended September 30, 2020 and 2019.  The significant increase is due to the increase in business volume in digital advertising income from online entertainment portal. To cope with the change in entertaining lifestyle since the COVID-19 pandemic, during the quarter ended June 30, 2020 we launched our self-developed online portal and shared freely our game contents with users, with online advertising services.

During the three months ended September 30, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Three months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Ease Audio Group Limited	$1,302,010	71%		$1,245,736
Yu Lin Nuo Ya Interactive Entertainment Company Limited	483,291	26%		481,194

Total:	$1,785,301	98%	Total:	$1,726,930

	Three months ended September 30, 2019			September 30, 2019
Customers	Revenues	Percentage of revenues		Accounts receivable

Excellent Entertainment Limited	$137,153	24%		$138,400
Knotbase Technology Limited	128,912	23%		127,558
Amezing Hero Limited	128,912	23%		127,558
Ease Audio Group Limited	76,550	14%		$76,535
Yu Lin Nuo Ya Interactive Entertainment Company Limited	57,413	10%		45,921

Total:	$528,940	94%	Total:	$515,972

All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the three months ended September 30, 2020, was $592,792, and as a percentage of net revenue, approximately 32.5%. Cost of revenue for the three months ended September 30, 2019, was $112,078, and as a percentage of net revenue, approximately 19.8%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $1,231,687 and $452,783 for the three months ended September 30, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

Operating Expenses. We incurred operating expenses of $455,833 and $33,890 for the three months ended September 30, 2020, and 2019, respectively. Operating expenses for the three months ended September 30, 2020, consisted of $32,500 in share based compensation, $67,305 of professional fees and $63,528 of general and administrative expenses. Operating expenses for the three months ended September 30, 2019, consisted solely of general and administrative expenses. The increase in general and administrative expenses is attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2020 and 2019 was $49,191 and $69,357, respectively.

Net Income. During the three months ended September 30, 2020, we incurred a net income of $725,288, as compared to $349,536 for the same period ended September 30, 2019. The increase in net income is primarily attributable to the increase in our business volume.

Comparison of the nine months ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we conducted business in two reportable segments: digital marketing and entertainment. Our digital marketing business segment consists of digital advertising and online advertising services while our entertainment segment consists of the sale of game solutions. During the nine months ended September 30, 2020 and 2019, our revenues were attributable to the following segments:

	Nine Months ended September 30,
	2020	2019

Digital marketing	$2,926,171	$345,179
Entertainment	19,337	729,705
	$2,945,508	$1,074,884

The following table sets forth certain operational data for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Revenues	$2,945,508	$1,074,884
Cost of revenue	(743,860)	(239,382)
Gross profit	2,201,648	835,502
Total operating expenses	(523,390)	(88,016)
Other income	(1,341)	–
Income before Income Taxes	1,498,071	647,013
Income tax expense	(178,846)	(100,473)
Net income	1,498,071	647,013

Net income (excluding stock-based compensation expense)	1,823,071	647,013

Revenue. We generated revenues of $2,945,508 and $1,074,884 for the nine months ended September 30, 2020 and 2019. The significant increase is due to the increase in business volume in digital advertising income from online entertainment portal. To cope with the change to entertaining lifestyle since the COVID-19 pandemic, during the quarter ended September 30, 2020, we launched our self-developed online portal and shared freely our game contents with users, with online advertising services.

During the nine months ended September 30, 2020 and 2019, the following customers accounted for 10% or more of our total net revenues:

	Nine months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Ease Audio Group Limited	$2,268,849	77%		$1,245,736
Yu Lin Nuo Ya Interactive Entertainment Company Limited	541,301	18%		481,194

Total:	$2,810,150	95%	Total:	$1,726,930

	Nine months ended September 30, 2019			September 30, 2019
Customers	Revenues	Percentage of revenues		Accounts receivable

Excellent Entertainment Limited	$256,444	24%		$138,400
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	184,997	17%		–
Yu Lin Nuo Ya Interactive Entertainment Company Limited	153,101	14%		45,921
Ease Audio Group Limited	140,343	13%		76,535
Knotbase Technology Limited	127,584	12%		127,558
Amezing Hero Limited	127,584	12%		127,558

Total:	$990,053	92%	Total:	$515,972

All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2020, was $743,860, and as a percentage of net revenue, approximately 25.3%. Cost of revenue for the nine months ended September 30, 2019, was $239,382, and as a percentage of net revenue, approximately 22.3%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $2,201,648 and $835,502 for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

Operating Expenses. We incurred operating expenses of $523,390 and $88,016 for the nine months ended September 30, 2020, and 2019, respectively. Operating expenses for the nine months ended September 30, 2020, consisted of $32,500 in share based compensation, $67,305 of professional fees and $131,085 of general and administrative expenses. Operating expenses for the nine months ended September 30, 2019, consisted solely of general and administrative expenses. The increase in general and administrative expenses is attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2020 and 2019 was $178,846 and $100,473, respectively.

Net Income. During the nine months ended September 30, 2020, we incurred a net income of $1,498,071, as compared to $647,013 for the same period ended September 30, 2019. The increase in net income is primarily attributable to the increase in our business volume and operating profit.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $59,538, accounts receivable of $1,764,608, deposits, prepayments and other receivables of $400,755 and operating right-of-use assets of $8,997.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$764,699	$275,554
Net cash provided by (used in) investing activities	(862,271)	–
Net cash (used in) provided by financing activities	(119,198)	209,983

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2020, net cash provided by operating activities was $764,699, which consisted primarily of a net income of $1,498,071, stock-based compensation expense of $325,000, an increase in tax payable of $179,689 and an increase in accrued expenses and other payable of $17,878, offset by an increase in accounts receivable of $1,003,875 and an increase in deposits, prepayments and other receivables of $258,754.

For the nine months ended September 30, 2019, net cash provided by operating activities was $275,554, which consisted primarily of net income of $647,013, an increase of tax payable of $100,473 and an increase in accounts payable of $29,686, offset by an increase in accounts receivable of $506,319.

Net Cash Provided By (Used In) Investing Activities.

For the nine months ended September 30, 2020, cash used in investing activities was $862,271 from the purchase of property, plant and equipment.

For the nine months ended September 30, 2019, there was no net cash provided by investing activities.

Net Cash Provided By (Used In) Financing Activities.

For the nine months ended September 30, 2020, net cash used in financing activities was $119,198 consisting primarily of $186,084 dividend paid to the shareholder of the Company, offset by $16,500 advances from a director and proceeds from line of credit of $50,386.

For the nine months ended September 30, 2019, net cash provided by financing activities was $209,983, consisting primarily of advances from the Company’s related parties.

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

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 8-K/A for the fiscal year ended December 31, 2019, filed with the SEC on May 22, 2020.

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

●	Revenue recognition

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

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

●	Foreign currencies translation

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the Nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Period-end HKD:US$ exchange rate	0.12903	0.12740
Period average HKD:US$ exchange rate	0.12885	0.12746

●	Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC Topic 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

●	Leases

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

●	Recent accounting pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter ended September 30, 2020, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (3)
10.2	Memorandum of Understanding dated August 6, 2020, by and between G Music Asia Limited and I-Generation Company Limited (4)
22	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed Herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
(4)	Incorporated by reference to the Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

