Form 10-K
period 2020-12-31
Luduson G Inc.
filed 2021-03-25
CIK 1737193

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55999

LUDUSON G InC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-3184409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17/F, 80 Gloucester Road Wanchai, Hong Kong
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 852 2818 7199

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 23, 2021
Common Stock, $.0001 par value per share	28,110,000 shares

The aggregate market value of the 3,080,000 shares of Common Stock of the registrant held by non-affiliates on June 30, 2020, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $400,400.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2020.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We were incorporated under the laws of the State of Delaware on March 6, 2014, under the name “Jovanovic-Steele, Inc.” Our name was changed to Baja Custom Designs, Inc. on October 26, 2017. On May 8, 2020, we acquired Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”). As a result of our acquisition of LHCL, we entered into the business-to-business gaming technology industry.

We are business-to-business gaming technology company that provides events marketing strategies with a combination of digital interactive solutions and content production services in Hong Kong. In digital marketing industry, we offer business-to-business digital marketing solutions on our proprietary and secure network, which accommodates a wide range of devices and theme-based gaming content, including multi-touch table, body motion sensing, indoor positioning device and electronic circuit system, together with the customized game contents, as an integrated marketing solution. We are principally engaged in developing and granting a right-to-use digital entertainment - interactive game software and providing system development consultancy and maintenance services to our customers and interactive games installations in shopping mall events, exhibitions and brand promotions.

We provide our business customers in entertainment industry with a full line of custom-made interactive gaming services. In this entertainment segment, we offer a customized device box with a library of self-developed interactive game contents, such as, sport-themed social games, motion-sensing action games, logic and puzzle games, original IP characters education game for children, etc., to meet with our business customers’ operational use or business-to-business social solutions.

Our goal is to provide an innovative and effective interactive solution services to satisfy diverse marketing needs. We are committed to working at a high-quality standard to address the needs of differing budgets. We provide services to wide range of customer across different industry segments and regions.

Our principal executive and registered offices are located at 17/F, 80 Gloucester Road, Wanchai, Hong Kong, telephone number +852-2119 1031.

History

We were established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). PSD and its subsidiary, Jovanovic-Steele, were in the real estate development business, and the real estate crash and the recession of 2008 made it impossible for them to obtain the financing needed to carry on their projects. In 2010, PSD filed for chapter 11 bankruptcy protection. The U.S. Bankruptcy Court for the Southern District of California ordered the incorporation of the Company and the distribution of the following securities:

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

On March 6, 2014, we issued 20,000 common shares for services at par value, $0.0001 per share, for total value of $2. On June 16, 2014, we issued a total of 15,000,000 common shares for services at par value, $0.0001 per share, for total value of $1,500. On August 1, 2017, we issued a total of 10,000 common shares for services at par value, $0.0001 per share, for a total value of $1.

On April 3, 2020, the Company, Linda Masters, our Chief Executive Officer and President, entered into that certain Stock Purchase Agreement (the “SPA”), pursuant to which Ms. Masters agreed to sell to Lan CHAN 14,960,000 shares of common stock of the Company, par value $0.0001 (the “Shares”), representing approximately 95.8% of the issued and outstanding common stock of the Company, for aggregate consideration of Three Hundred Ninety One Thousand Dollars ($391,000) in accordance with the terms and conditions of the SPA.  The acquisition of the Shares consummated on April 15, 2020, and was purchased by Lan CHAN with his personal funds. As a result of the acquisition, Mr. Chan holds a controlling interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

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

Acquisition of LHCL

Effective May 22, 2020, we consummated the acquisition of LHCL. As a result of the acquisition, our corporate structure is below:

Our Products and Services

We provide a wide range of interactive game software that targets customers in Hong Kong and China. Notably a number of the games developed, operated or published by us are game adaptations of famous or popular literature, comics or animations. Our game library includes more than 100 games.  Our game library consists of our self/co-developed games and third-party developed games. Our self/co-developed games generate revenue primarily from grant a right-to-use to our clients who subscribe to our games via an online portal. Clients are able to select from a wide range of games and download them from our portal.

For shopping malls, exhibition organizers and brand owners, we provide customized interactive games according to the intellectual properties, licenses or brands and offer technical consultancy services, including system deployment, service maintenance and user analytics. After initial commercialization or game launch with specific literature, comics or animations, we would further reuse the game engine to generate another game title with our self-developed characters. The newly developed interactive game will be included to our game library, and provide another stream of revenue, i.e. game license.

Markets and Regions

With the development of digital technology, interactive gaming and its applications have increased their footprint in the marketplace. Interactive gaming involves Sound Design, Interface Design, Design Simulation, Navigation Design, Application Design, etc.  Today, interactive technology is used in art and games including in museums, commercial special exhibitions, marketing, mutual media, business innovation, theme parks, etc. We communicate with business customers to assist them in converting their thought into feasible technology, as part of their B2B marketing strategies and solutions to appeal to their target audience in the launch of their marketing events and campaigns.

Traditional forms of gaming such as PC game and online games with its single form of display are gradually being replaced by interactive gaming. The wide application of interactive game has attracted the attention of the public, mobilizing the enthusiasm of participants. We believe that, in the near future, the multimedia interactive games will be well-accepted, especially in Hong Kong and China. We believe that interactive games will become the trend in the 21th century globally.

The below statistic shows the digital advertising expenditure in Hong Kong from 2016 to 2022.

 * Projected figures

Sourced from Statista 2020

Currently, we derive revenue from two main business segments: digital marketing and entertainment. During the year ended December 31, 2020, our digital marketing and entertainment revenues accounted for 99% and 1% of our revenues as follows:

	Years ended December 31,
	2020	2019
	US$	US$
Digital marketing	$5,916,380	$502,324
Entertainment	19,340	924,030
	$5,935,720	$1,426,354

We commenced our operations in Hong Kong. Our services and products are marketed and sold in Hong Kong and China. During the years ended December 31, 2020 and 2019, our revenues are attributable from the following regions:

Region	Revenue Percentage Year Ended December 31, 2020	Revenue Percentage Year Ended December 31, 2019
Hong Kong	56%	63%
China	44%	37%
All other regions	–%	–%

Digital Marketing

In Hong Kong, we usually co-operate with shopping malls, exhibition organizers, brand owners and marketing agency, offering events marketing strategies with the combination of intellectual-property or branding interactive game solutions in order to provide entertainment experiences to our target audience and increase attractions to the venue.

Entertainment

For the entertainment industry, the marketing strategy is slightly different. We offer and provide the library of our custom-made game contents in a customized computer device through a plug and play model for business-to-business (B2B) content aggregation used by their operators. Our device is easily connected to TV sets and our game contents are freely distributed to play for leisure and entertainment, such as, sport-themed social games, motion-sensing action games, logic and puzzle games, original IP characters education games for children, etc.

As of December 31, 2020, the following customers represented 10% or more of our revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$3,284,657	55%	$2,041,928
Yu Lin Nuo Ya Interactive Entertainment Company Limited	1,448,086	24%	1,352,108
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	1,183,637	20%	1,088,683
Total:	$5,916,380	99%	$4,482,719

As of December 31, 2019, the following customers represented 10% or more of our revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	$316,545	22%	$132,268
Excellent Entertainment Limited	256,555	18%	139,331
Ease Audio Group Limited	245,067	17%	169,508
Yu Lin Nuo Ya Interactive Entertainment Company Limited	210,604	15%	94,000
Knotbase Technology Limited	185,077	13%	105,301
Total:	$1,213,848	85%	$640,408

Our Strategies

We are focused on executing on key strategies to achieve long-term growth in revenues, profit and cash flow. We seek to achieve our targets by delivering innovative and differentiated products that provide value to our clients and exciting experiences. We place great emphasis on developing creative solutions, in terms of interactive game and play, that deliver and sustain superior performance primarily for distributed gaming. This networked strategy often allows us to update our games and operating software remotely, keeping pace with evolving requirements in game play, security, technology and regulations.

Our primary objectives are (i) to strengthen our position as an operator and developer in the interactive game industry in Hong Kong and China and (ii) to actively expand into overseas markets in respect of self/co-developed games. To this end, we plan to pursue the following business strategies:

•	expand our game portfolio through developing more high-quality self/co-developed games and introducing licensed games with a focus on interactive games;
•	continue to secure development rights for popular literatures, comics and animations;
•	fully utilize existing games and development rights to broaden our revenue stream;
•	enhance our game development capacity and increase the investment in game technology to increase the number of self-developed games;
•	consolidate our market position and enhance our marketing efforts;
•	pursue strategic alliances and acquisition opportunities;
•	further expand into the interactive gaming market in China;
•	broaden reach into international markets; and
•	pursue strategic acquisitions and partnerships

We currently develop and operate interactive games. To maximize the value of our self/co-developed games, we intend to explore market opportunities of other geographic markets by offering other language versions (such as English or Malay or Chinese versions) of our self/co-developed games.

We strive to introduce high-quality games and deliver a superior game experience to our customers in order to retain their interest in our games. It is our constant endeavour to elevate the awareness of our brand-name in order to associate our brand with high-quality games and appealing game experience. This is achieved through investments in our game development team and staff, upgrades of software such as game engines, game-designing tools, and the acquisition of hardware to accommodate increasing technical demands for operating the games. Furthermore, we believe that our investment in technology, both in terms of hardware and software, would raise the barrier to entry for future competitors as well as maintaining our competitive edge against existing competitors.

Here are some rolling campaigns with the distribution of interactive game contents in the marketing events.

Here is our customized computer device with a full line of our custom-made interactive game contents to offer the entertainment service, which we install a variety of digital games, such as:

•   sport-themed social games,

•   motion-sensing action games,

•   logic and puzzle games,

•   original IP characters education game for children, etc.

Examples of cartoon-themed game and motion-sensing action game.

Development and Modification

Our project team in our technical department is responsible for creating game logic, in-game graphics as long as music and sound effect. The project team may further adopt other interactive technologies such as augmented reality (AR), virtual reality (VR), mixed reality (MR), human motion sensing, gesture control, location-based detection, projection mapping and other special effects to our game so as to maximize the gaming experience for our players. We engage external service providers for the soundtracks, motion pictures and part of the artwork associated with the game. We also engage external third party services providers for special-themed game artwork.

During the development process, our project team will test-play the game to look for errors, bugs, lagging, faulty designs and etc. This is a continuous process until the project manager is satisfied with the performance and the overall playability of the alpha version.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our “Luduson” brand, as well as its related products and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

The laws of Hong Kong, China and our target countries may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of copyrights, trade secrets, trademarks, patents, confidentiality provisions and procedures and other contractual provisions, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Hong Kong and China where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

We also devote financial and operational resources to implement systems, processes and technologies to guard against cyber events and to help protect our intellectual property, employee and consumer data and information technology systems against intrusions or other security breaches. In addition, we engage in activities designed to limit the impact of abuse of our digital products and services, including monitoring our games for evidence of exploitation and re-balancing our game environments in the event that such abuse is discovered.

COMPETITION

Competition in the game industry is intense in Hong Kong and China. We compete with other game developers, operators and publishers of interactive games in Hong Kong and China. We may also face competition from emerging mobile game developers, operators and publishers, as well as some traditional online PC game companies that are entering the mobile game market. The game industry is fragmented and sensitive to price and service. We believe the principal competitive factors in our market include the following:

•	strong in-house game development expertise with a track record of successful games and robust pipeline;
•	leading publishing platform;
•	large game portfolio and diversified publishing network; and
•	collaborative culture led by a stable management team.
•	local presence and understanding of local business trends;
•	ability to minimize the time-to-market of the game solutions;
•	ability to build up a high volume of game titles in the library;
•	ability to form partnership with famous IP and brand owners;
•	ability to assist our client to generate positive feedback on adopting our products; and
•	strength and recognition of our brand.

Although we believe we compete favorably on the factors described above, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer base with lower development costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger customer base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that customer payment terms are a principal competitive factor in our market, they may become such a factor, and we may be unable to compete on such terms.

EMPLOYEES

As of March 23, 2021, we have the following full time employees:

Administration / Finance	3
Total	3

We work with our programmers and developers on a contractual basis as they are not employees of the Company.

All of our employees are located in Hong Kong. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

GOVERNMENT AND INDUSTRY REGULATIONS

We are subject to the general laws in Hong Kong governing businesses including labor, occupational safety and health, general corporations, intellectual property and other similar laws.

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $7,100 and $30,000, respectively.

Seasonality.

Our business is highly dependent upon various festivals in Hong Kong and China. In Hong Kong and China, we experience peak demand for our services during Chinese new year, Easter holiday, summer holiday and Christmas in December.

Insurance.

Our business is located in Hong Kong are subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

CORPORATE INFORMATION

Our principal executive and registered offices are located at 17/F, 80 Gloucester Road, Wanchai, Hong Kong, telephone number +852-2119 1031.

Near-Term Requirements For Additional Capital

We believe that we will require approximately $1,000,000 over the next 18-24 months to implement our business plan of expanding throughout Hong Kong. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.luduson.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Globex Transfer, LLC located at 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725, telephone number (813) 344-4490, facsimile (386) 267-3124, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

We maintain our approximately 2,186 square feet production workshop at Room 8, 4/F, Trans Asia Centre, 18 Kin Hong St, Kwai Chung, Kowloon, Hong Kong. According to the lease, we pay a monthly rent of HK$25,000 (approximately US$3,205). The lease initially expired on December 31, 2020, but was extended for an additional one (1) year term to December 31, 2021. The foregoing description of the lease and lease extension is qualified in its entirety by reference to the Lease Agreement and Extension Agreement, which are filed as Exhibits 10.1 and 10.2 to this Annual Report and incorporated herein by reference.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “LDSN”. Shares of our common stock began trading on April 1, 2020. As of March 23, 2021, the last closing price of our securities was $0, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2020:
Fourth Quarter	$2.00	$0.13
Third Quarter	$0.13	$0.13
Second Quarter	$0.13	$0.13
First Quarter	$–	$–
Fiscal year ended December 31, 2019:
Fourth Quarter	$–	$–
Third Quarter	$–	$–
Second Quarter	$–	$–
First Quarter	$–	$–

(b)  Approximate Number of Holders of Common Stock

As of March 23, 2021, there were approximately 61 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. On January 2, 2020, prior to the consummation of the acquisition of LHCL, LHCL declared and paid dividends of $184,919 to the shareholders. Except as otherwise set forth above, we paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2021, and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for calendar year 2020 have been adversely affected.

Management believes that COVID-19 could continue to have a material impact on its financial results for the first half of calendar year 2021 and could cause the potential impairment of certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management has worked closely with its service centers to enhance their marketing and promotion activities during the second quarter of 2021 that were designed to generate sales in the second, third and fourth quarters of 2021.

To resume normal operations in the second quarter of 2021, we believe that the Company can generate sufficient cash flow over the next 12 months to implement the revised business plan.

Results of Operations

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our audited condensed consolidated financial statements for the year ended December 31, 2020, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2020 as a result of COVID-19. Business closures in Hong Kong and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the fiscal year 2020.

The success of our business strategy is dependent in part upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included advance from stockholders and affiliates. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Comparison of the years ended December 31, 2020 and December 31, 2019

The following table sets forth certain operational data for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Revenues	$5,935,720	$1,426,354
Cost of revenue	(1,027,662)	(283,828)
Gross profit	4,908,058	1,142,526
Total operating expenses	(659,097)	(164,293)
Other (expenses) income	(1,898)	2
Income before Income Taxes	4,247,063	978,235
Income tax expense	(602,877)	(138,959)
Net income	3,644,186	839,276

Net income (excluding stock-based compensation expense)	3,969,186	839,276

Revenue. We generated revenues of $5,935,720 and $1,426,354 for the years ended December 31, 2020 and 2019.  The significant increase is due to the increase in business volume in digital advertising income from online entertainment portal. To cope with the change to entertaining lifestyle since the COVID-19 pandemic, during the quarter ended June 30, 2020 we launched our self-developed online portal and shared freely our game contents with users, with online advertising services.

During the years ended December 31, 2020, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$3,284,657	55%	$2,041,928
Yu Lin Nuo Ya Interactive Entertainment Company Limited	1,448,086	24%	1,352,108
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	1,183,637	20%	1,088,683
Total:	$5,916,380	99%	$4,482,719

During the years ended December 31, 2019, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	$316,545	22%	$132,268
Excellent Entertainment Limited	256,555	18%	139,331
Ease Audio Group Limited	245,067	17%	169,508
Yu Lin Nuo Ya Interactive Entertainment Company Limited	210,604	15%	94,000
Knotbase Technology Limited	185,077	13%	105,301
Total:	$1,213,848	85%	$640,408

All customers are located in the PRC and Hong Kong.

Cost of Revenue. Cost of revenue for the year ended December 31, 2020, was $1,027,662, and as a percentage of net revenue, approximately 17.3%. Cost of revenue for the year ended December 31, 2019, was $283,828, and as a percentage of net revenue, approximately 19.9%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $4,908,058 and $1,142,526 for the years ended December 31, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

Operating Expenses. We incurred operating expenses of $659,097 and $164,293 for the years ended December 31, 2020, and 2019, respectively. Operating expenses for the year ended December 31, 2020, consisted of $325,000 in share based compensation, $127,416 of professional fees and $206,681 of general and administrative expenses. Operating expenses for the year ended December 31, 2019, consisted solely of general and administrative expenses. The increase in general and administrative expenses is attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2020 and 2019 was $602,877 and $138,959, respectively.

Net Income. We incurred a net income of $3,644,186 and $839,276 for the years ended December 31, 2020 and 2019, respectively. The increase in net income is primarily attributable to the increase in our business volume.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $40,447, accounts receivable of $4,499,746, and deposits, prepayments and other receivables of $665,051.

As of December 31, 2019, we had cash and cash equivalents of $269,691, accounts receivable of $760,733, and deposits, prepayments and other receivables of $142,001 and operating right-of-use assets of $35,816.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$422,094	$97,331
Net cash used in investing activities	(462,109)	–
Net cash (used in) provided by financing activities	(195,154)	138,596

Net Cash Provided by Operating Activities.

For the year ended December 31, 2020, net cash provided by operating activities was $422,094, which consisted primarily of a net income of $3,644,186, stock-based compensation expense of $325,000, depreciation of plant and equipment of $48,889, non-cash lease expenses of $35,600, an increase in tax payable of $603,758, an increase in accounts payable of $3,251, and increase in lease liabilities of $2,051 and an increase in accrued expenses and other payable of $22,232, offset by an increase in accounts receivable of $3,739,013 and an increase in deposits, prepayments and other receivables of $523,050.

For the year ended December 31, 2019, net cash provided by operating activities was $97,331, which consisted primarily of net income of $839,276, depreciation of plant and equipment of $5,946, non-cash lease expenses of $874 and an increase of tax payable of $138,959, offset by an increase in accounts receivable of $746,361, an increase in deposits, prepayments and other receivables of $138,809 and a decrease in accrued expenses and other payables of $2,554.

Net Cash Used In Investing Activities.

For the year ended December 31, 2020, cash used in investing activities was $462,109 from the purchase of plant and equipment.

For the year ended December 31, 2019, there is no net cash provided by investing activities.

Net Cash (Used In) Provided by Financing Activities.

For the year ended December 31, 2020, net cash used in financing activities was $195,154 consisting primarily of $184,919 dividend paid to the shareholder of the Company and repayment of lease liabilities of $38,525, offset by $28,290 advances from a director.

For the year ended December 31, 2019, net cash provided by financing activities was $138,596, consisting primarily of advances from a director.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in “Note 3 - Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recent Accounting Pronouncements

See “Note 2 - Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

The Company believes that other recent accounting pronouncement will not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

LUDUSON G INC.

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

LUDUSON G INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luduson G Inc. and its subsidiaries (the ‘Company’) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

March 25, 2021

We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia

LUDUSON G INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2020	2019
ASSETS
Current asset:
Cash and cash equivalents	$40,447	$269,691
Accounts receivable	4,499,746	760,733
Deposits, prepayments and other receivables	665,052	142,001
Operating lease right-of-use assets	–	35,816

Total current assets	5,205,245	1,208,241

Non-current asset:
Plant and equipment	422,414	9,172

TOTAL ASSETS	$5,627,659	$1,217,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,251	$–
Accrued liabilities and other payables	23,521	1,289
Tax payable	743,562	139,804
Operating lease liabilities	–	36,690
Amount due to a director	28,290	–

Total current liabilities	798,624	177,783

TOTAL LIABILITIES	798,624	177,783

Commitments and contingencies	–	–

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,110,000 and 10,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	2,811	1,000
Additional paid-in capital	332,189	9,000
Accumulated other comprehensive income	10,573	5,435
Retained earnings	4,483,462	1,024,195

Shareholders’ equity	4,829,035	1,039,630

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,627,659	$1,217,413

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019

Revenue, net	$5,935,720	$1,426,354

Cost of revenue	(1,027,662)	(283,828)

Gross profit	4,908,058	1,142,526

Operating expenses:
General and administrative expenses	(531,681)	(164,293)
Professional fee	(127,416)	–

Total operating expenses	(659,097)	(164,293)

Other (expenses) income:
Interest income	40	2
Interest expenses	(1,938)	–

Total other (expenses) income	(1,898)	2

INCOME BEFORE INCOME TAXES	4,247,063	978,235

Income tax expense	(602,877)	(138,959)

NET INCOME	3,644,186	839,276

Other comprehensive income:
Foreign currency translation gain	5,138	6,152

COMPREHENSIVE INCOME	$3,649,324	$845,428

Net income per share:
Basic and diluted	$0.18	$0.08

Weighted average shares outstanding
Basic and diluted	20,332,350	10,000,000

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019
Cash flow from operating activities:
Net income	$3,644,186	$839,276
Adjustments to reconcile net income to net cash generated from operating activities
Depreciation of plant and equipment	48,889	5,946
Share-based compensation for services	325,000	–
Non-cash lease expenses	35,600	874

Change in operating assets and liabilities:
Accounts receivable	(3,739,013)	(746,361)
Deposits, prepayments and other receivables	(523,050)	(138,809)
Accounts payable	3,251	–
Accrued expenses and other payables	22,232	(2,554)
Lease liabilities	2,051	–
Tax payable	603,758	138,959

Net cash generated from operating activities	422,904	97,331

Cash flow from investing activities:
Purchases of plant and equipment	(462,109)	–

Net cash used in investing activities	(462,109)	–

Cash flow from financing activities:
Advances from a director	28,290	138,596
Repayment of lease liabilities	(38,525)	–
Dividend paid to former shareholders	(184,919)	–

Net cash (used in) generated from financing activities	(195,154)	138,596

Effect on exchange rate change on cash and cash equivalents	5,115	6,949

Net change in cash and cash equivalents	(229,244)	242,876

BEGINNING OF YEAR	269,691	26,815

END OF YEAR	$40,447	$269,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive (loss)	Retained	Total shareholders’
	No. of shares	Amount	capital	income	earnings	equity

Balance as at January 1, 2019 (restated)	10,000,000	$1,000	$9,000	$(717)	$184,919	$194,202

Foreign currency translation adjustment	–	–	–	6,152	–	6,152

Net income for the year	–	–	–	–	839,276	839,276

Balance as at December 31, 2019	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Balance as at January 1, 2020	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Dividends paid to former shareholders	–	–	–	–	(184,919)	(184,919)
	–	–
Shares issued for acquisition of legal acquirer	15,610,000	1,561	(1,561)	–	–	–

Shares issued for service rendered	2,500,000	250	324,750	–	–	325,000

Foreign currency translation adjustment	–	–	–	5,138	–	5,138

Net income for the year	–	–	–	–	3,644,186	3,644,186

Balance as at December 31, 2020	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Because the Company is a shell company, LHCL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, LHCL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of LHCL, and the Company’s assets, liabilities and results of operations will be consolidated with LHCL beginning on the acquisition date. LHCL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (LHCL). After completion of the Share Exchange Transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Luduson Holding Company Limited	British Virgin Island	Investment holding	10,000 ordinary shares at par value of $1	100%

Luduson Entertainment Limited	Hong Kong	Sales and marketing	10,000 ordinary shares for HK$10,000	100%

G Music Asia Limited	British Virgin Islands	Event planning	2 ordinary shares at par value of US$1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Leasehold improvement	3 years
Computer equipment	3-5 years
Furniture and equipment	5 years

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

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

●	Cost of revenue

Cost of revenue consists primarily of the fees paid to contracted programmers and labor costs, which are directly attributable to the rendering of services and the production of contents.

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2020 and 2019.

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

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2020 and 2019:

	December 31,2020	December 31,2019
Year-end HKD:US$ exchange rate	0.12899	0.12842
Annual average HKD:US$ exchange rate	0.12894	0.12764

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

●	Share-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units, based on estimated grant date fair values. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company records compensation expense, net of estimated forfeitures, over the requisite service period.

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

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayment and other receivables, amount due from a director and operating lease right-of-use assets, approximate their fair values because of the short maturity of these instruments.

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

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Recently Adopted Accounting Standards

In June 2016, the FASB issued guidance that affects loans, trade receivables and any other financial assets that have the contractual right to receive cash. Under the new guidance, an entity is required to recognize expected credit losses rather than incurred losses for financial assets. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2020, with no material impact to the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued guidance which modifies certain disclosure requirements over fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including all interim periods within that fiscal year. The Company adopted the new guidance effective January 1, 2020. The Company does not currently classify any of its derivative contracts or restoration plan assets as Level 3 assets or liabilities, nor did the Company have any transfers amongst fair value levels during the year ended December 31, 2020. As a result, the guidance did not have an impact on Company’s the fair value measurement disclosures upon adoption.

In January 2017, the FASB issued guidance which eliminates the second step from the traditional two-step goodwill impairment test. Under current guidance, an entity performed the first step of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount; if an impairment loss was indicated, the entity computed the implied fair value of goodwill to determine whether an impairment loss existed, and if so, the amount to recognize. Under the new guidance, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (the Step 1 test), with no further testing required. Any impairment loss recognized is limited to the amount of goodwill allocated to the reporting unit. The new guidance is effective for public companies that are Securities and Exchange Commission (“SEC”) registrants for fiscal years beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020, and applied the guidance prospectively to its goodwill impairment tests.

Accounting Standards Not Yet Adopted as of December 31, 2020

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The new guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

In March 2020, the FASB issued guidance to address certain accounting consequences from the anticipated transition from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based on matches the index of the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	BUSINESS SEGMENT

The Company considers its business activities to constitute two reportable segments. The segment analysis of the Company’s revenues is as follows:

	Years ended December 31,
	2020	2019
Digital marketing	$5,916,380	$502,324
Entertainment	19,340	924,030
	$5,935,720	$1,426,354

4.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided the allowance for the years ended December 31, 2020 and 2019.

	As of December 31,
	2020	2019
Accounts receivable, cost	$4,499,746	$760,733
Less: allowance for doubtful accounts	–	–
Accounts receivable, net	$4,499,746	$760,733

The Company expects these balances to be recovered in the next 12 months.

5.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2020	2019
Leasehold improvement	$64,495	$–
Computer equipment	418,371	20,757
Furniture and equipment	6,908	6,908
Foreign translation difference	154	29
	489,928	27,694
Less: accumulated depreciation	(67,322)	(18,433)
Less: foreign translation difference	(192)	(89)
	$422,414	$9,172

Depreciation expense for the years ended December 31, 2020 and 2019 were $48,889 and $5,946, respectively.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following,

	As of December 31,
	2020	2019
Prepayment for business project	$139,414	$138,791
Prepayment for vending machine	522,413	–
Rental deposit	3,225	3,210
	$665,052	$142,001

Prepayment for business project represents the security deposit to the project under the collaboration agreement, which is unsecured and non-refundable. The deposit will be charged to the project cost upon the commencement of its project in the next six months.

Prepayment for vending machine represents the deposit of purchasing vending machines. The deposit will be charged to the project cost upon the use of the machine in the next twelve months.

7.	LEASE

As of December 31, 2020, the Company entered into one workshop space operating lease with a lease term of 2 years, commencing from January 1, 2019.

Right of use assets and lease liability – right of use are as follows:

	As of December 31
	2020	2019
Right-of-use assets	$–	$35,816

The lease liability – right of use is as follows:

	As of December 31
	2020	2019
Current portion	$–	$36,690
Non-current portion	–	–
Total	$–	$36,690

The lease was renewed on December 28, 2020 and extended for one additional year to December 31, 2021.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2020, the amount due to a related party represented temporary advances made by the Company’s director, Mr Wong Ka Leung, which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

9.	SHAREHOLDER’S EQUITY

Authorized shares

As of December 31, 2020 and 2019, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

Issued and outstanding shares

On January 2, 2020, the Company declared and paid a dividend of $184,919 to its former shareholders.

On May 8, 2020, the Company executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Luduson Holding Company Limited, a limited company organized under the laws of the British Virgin Islands (“LHCL”), and the shareholders of LHCL. Pursuant to the Share Exchange Agreement, the Company agreed to purchase Ten Thousand (10,000) ordinary shares representing 100% of the issued and outstanding ordinary shares of the LHCL (the “LHCL Shares”). As consideration, the Company agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of its common stock, at a value of US$0.10 per share, for an aggregate value of US$1,000,000. The Company consummated the acquisition of LHCL on May 22, 2020.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On September 9, 2020, the Company issued 2,500,000 shares of its common stock to five individuals of consultants and service providers for the IT programming and marketing services rendered to the Company, at the fair value of $0.13 per shares, totally $325,000.

As of December 31, 2020, 28,110,000 common shares issued and outstanding and 2,500,000 warrants to acquire common shares issued and outstanding.

10.	INCOME TAX

Income (loss) before income taxes within or outside the United States are shown below:

	Years ended December 31,
	2020	2019
Domestic	$(343,616)	$–
Foreign	4,590,679	978,235
Total	$4,247,063	$978,235

The provision for income taxes as shown in the accompanying consolidated statements of income consists of the following:

	Years ended December 31,
	2020	2019
Current:
Domestic	$–	$–
Foreign	602,877	138,959

Deferred:
Domestic	–	–
Foreign	–	–
Provision for income taxes	$602,877	$138,959

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

LDSN is registered in the State of Delaware and is subject to US federal corporate income tax. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in May 2020.

As of December 31, 2020, the operations in the United States of America incurred $343,616 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $72,159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019
Income before income taxes	$4,590,679	$978,235
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	757,462	161,408
Tax effect of non-deductible items	8,067	1,055
Tax effect of non-taxable items	(138,797)	(35)
Tax concession	(23,855)	(23,469)
Income tax expense	$602,877	$138,959

11.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Net income attributable to common shareholders	$3,644,186	$839,276

Weighted average common shares outstanding – Basic and diluted	20,332,350	10,000,000

Net income per share – Basic and diluted	$0.18	$0.08

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	PENSION COSTS

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $1,160 and $0 for the years ended December 31, 2020 and 2019, respectively.

13.	RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

14.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2020 and 2019, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2020		December 31, 2020
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,284,657	55%	$2,041,928
Customer B	1,448,086	24%	1,352,108
Customer C	1,183,637	20%	1,088,683

Total	$5,916,380	99%	$4,482,719

	Year ended December 31, 2019		December 31, 2019
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer C	$316,545	22%	$132,268
Customer D	256,555	18%	139,331
Customer A	245,067	17%	169,508
Customer B	210,604	15%	94,000
Customer E	185,077	13%	105,301

Total	$1,213,848	85%	$640,408

All customers are located in the PRC and Hong Kong.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

15.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company has no material commitments or contingencies.

16.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through the date the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were effective as of December 31, 2020.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions
Ka Leung Wong	41	Chief Executive Officer, Director
Lan Chan	56	Chief Financial Officer, Chief Operating Officer, Secretary, Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Ka Leung (Wallis) WONG, age 41, joined us as our President, Chief Executive Officer and Director on May 8, 2020.  He has more than 30 years’ experience in the manufacturing, import and export trade industry in Asia. In 2004, Mr. Wong founded 3 Dynamics (Asia) Limited, a Hong Kong based mobile game and entertainment services company where he currently serves as the director. Under his leadership, 3 Dynamics has become one of the top innovators in Hong Kong, leveraging location-based technology in 3G and Wi-Fi game applications. He has successfully developed and launched more than 80 mobile games and entertainment services (including multiple award-winning games, “3G Mopas”, “Hong Kong War” and “DigiPublish” Platform) and launched in multiple regions such as Hong Kong, Macau, Taiwan, Mainland China, Southeast Asia and Europe.

Mr. Wong is the vice chairman (interaction design) of Hong Kong Digital Entertainment Association and the founding member of International Federation of Creativity and Technology. Mr. Wong has received numerous awards including the gold award of HSBC Young IT Entrepreneur (2001), second runner-up of Net King Business Plan Contest (Open Group) (2001), one of the three winners of the 1st Digital Pioneers Programme organized by The British Council (2007), one of the three Hong Kong finalists of The Creative Young Entrepreneur Awards (2007), and Paragon 100 (Young Entrepreneurs and Social Changemakers of Up to 30 years of age) by The Foundation of Youth Social Entrepreneurs in 2009.

Mr. Wong holds a Bachelor’s Degree (Honours) in Electronic Engineering and a Continuing Education Diploma in Information and Internet Security from City University of Hong Kong. He also holds a Master Degree of Business Administration at Hong Kong University of Science and Technology. Mr. Wong brings to our board his deep experience in the mobile game and entertainment services industry.

Lan CHAN, age 56, joined us as our Chief Financial Officer, Secretary and Director on April 15, 2020.  He has more than 30 years’ experience in the manufacturing, import and export trade industry in Asia. He graduated from a tertiary school in Hong Kong and received his engineering diploma. He founded his business that markets and distributes LED products and components throughout the People’s Republic of China and the Asian region in 2012 and currently serves as its director.  Mr. Chan will bring to the Company his deep experience of conducting business in the PRC and Asia region.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or
•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11.  Executive Compensation.

Compensation Philosophy and Objectives

Currently, our executive directors and officers do not receive compensation for services provided in such capacities.  We anticipate providing cash compensation for services in the future to our executive officers and directors.  We expect to establish an incentive compensation plan as our company matures. We expect that our executive compensation philosophy will be to create a long-term direct relationship between pay and our performance. Our executive compensation program will be designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives will be to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. We expect the compensation package of our named executive officers to consist of the following main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations;

2.	incentive compensation consisting of stock options, restricted stock and the like; and

3.	discretionary bonus awards payable in cash and or securities of the Company tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

As we do not have Compensation Committee, our Board will be responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Board will annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Board may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Board will review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

We expect our Chief Executive Officer to periodically provide the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board will provide an evaluation for the Chief Executive Officer. These evaluations will serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We expect to engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

We expect our executive compensation program to consist of the following elements:

Base Salary

Our base salary structure will be designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer will reflect our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board will consider all of these factors, though it will not assign specific weights to any factor. The Board will generally review the base salary for each named executive officer on an annual basis. For each of our named executive officers, we expect to review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards will be to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2020.

Stock Holdings

The Board recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s shareholders. Initially, we expect the Board to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Board deems appropriate.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2020 and 2019 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2020, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compen- sation ($)	Total ($)

Ka Leung WONG	2020	0	0	0	0	0
(Chief Executive Officer, President and Director)	2019	0	0	0	0	0

Lan CHAN (2)	2020	0	0	0	0	0
(Chief Financial Officer, Secretary and Director)	2019	0	0	0	0	0

_______________

(1)	Linda Masters served as our Chief Executive Officer, Chief Financial Officer, Secretary and director from February 18, 2016, to March 27, 2018.
(2)	Ka Leung WONG is appointed to serve as our Chief Executive Officer, President and Director effective May 22, 2020
(3)	Lan Chan was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Director effective April 15, 2020. Mr. Chan resigned from his positions as Chief Executive Officer and President effective May 22, 2020, and was concurrently appointed Chief Operating Officer.

Narrative disclosure to Summary Compensation

Our executive officers are not parties to employment agreements with the Company. As the Company matures, we expect to enter into compensation arrangements in the near future.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2020, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2020, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Ms. Ka Leung Wong

Mr. Lan Chan

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 23, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Officers and Directors
Lan CHAN (3)	14,960,000	53.22%
Ka Leung WONG (4)	1,200,000	4.27%

All executive officers and directors as a group (2 persons)	16,160,000	57.99%

Shareholders Holding In Excess of 5%
Siu Chung CHEUNG	6,800,000	24.19%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 23, 2021. Applicable percentage ownership is based on 28,110,000 shares of common stock outstanding as of March 23, 2021, and any shares that such person or persons has the right to acquire within 60 days of March 23, 2021, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)

Unless otherwise noted, the business address of each beneficial owner listed is 17/F, 80 Gloucester Road,

Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

(3)	Lan Chan was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Director effective April 15, 2020. Mr. Chan resigned from his positions as Chief Executive Officer and President effective May 22, 2020, and was concurrently appointed Chief Operating Officer.
(4)	Ka Leung Wong was appointed to serve as our Chief Executive Officer, President and Director effective May 22, 2020.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2020, and December 31, 2019, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, Mr. Wong Ka Leung, our director, makes temporary advances on an unsecured, interest-free basis with no fixed repayment terms. As of December 31, 2020, the amount due to Mr. Wong was $28,290.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors currently consists of Ka Leung Wong, our CEO, and Lan Chan, our Secretary, CFO, and COO. Our directors do not qualify as an independent director under the published listing requirements of the NASDAQ Stock Market or the NYSE because they are executive officers of the Company. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”

ITEM 14.   Principal AccountING Fees And Services.

Total Asia Associates PLT (“Total”) audited our financial statements for the fiscal years ended December 31, 2020 and 2019.

All audit work was performed by the full time employees of Total for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Total, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2020	December 31, 2019

Audit fees	$38,000	$4,900
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$38,000	$4,900

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities*
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (3)
10.2	Extension Agreement, dated December 28, 2021*
10.3	Memorandum of Understanding dated August 6, 2020, by and between G Music Asia Limited and I-Generation Company Limited (4)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
(4)	Incorporated by reference to the Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUDUSON G INC.

By:	/s/Ka Leung Wong
Ka Leung Wong
Chief Executive Officer

