Form 10-Q
period 2021-03-31
Luduson G Inc.
filed 2021-05-24
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of May 13, 2021, the issuer had 28,100,000 shares of common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2020.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$10,000	$40,447
Accounts receivable	4,660,147	4,499,746
Deposits, prepayments and other receivables	663,193	665,052

Total current assets	5,333,340	5,205,245

Non-current asset:
Plant and equipment	381,578	422,414

TOTAL ASSETS	$5,714,918	$5,627,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$19,426	$26,772
Tax payable	754,295	743,562
Amount due to a director	18,616	28,290

Total current liabilities	792,337	798,624

TOTAL LIABILITIES	792,337	798,624

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,110,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,811	2,811
Additional paid in capital	332,189	332,189
Accumulated other comprehensive (loss) income	(3,193)	10,573
Retained earnings	4,590,774	4,483,462

Stockholders’ equity	4,922,581	4,829,035

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,714,918	$5,627,659

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2021	2020

Revenue, net	$193,376	$96,519

Cost of revenue	(34,371)	(3,681)

Gross profit	159,005	92,838

Operating expenses:
General and administrative expenses	(38,853)	(36,692)
Total operating expenses	(38,853)	(36,692)

INCOME BEFORE INCOME TAXES	120,152	56,146

Income tax expense	(12,840)	(4,717)

NET INCOME	107,312	51,429

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(13,766)	4,735

COMPREHENSIVE INCOME	$93,546	$56,164

Net income per share Basic and diluted	$0.00	$0.01

Weighted average shares outstanding Basic and diluted	28,110,000	10,000,000

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$107,312	$51,429
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	39,743	1,254
Non-cash lease expenses	–	9,433

Change in operating assets and liabilities:
Accounts receivable	(160,401)	(1,881)
Deposits and prepayments and other receivables	–	(108,859)
Accrued expenses and other payables	(7,346)	–
Lease liabilities	–	(9,674)
Tax payable	10,733	4,717

Net cash used in operating activities	9,959	(53,581)

Cash flow from financing activities:
Repayment to a director	(9,674)	–
Dividends paid	–	(186,084)

Net cash used in financing activities	(9,674)	(186,084)

Effect on exchange rate change on cash and cash equivalents	(10,814)	5,356

Net change in cash and cash equivalents	(30,447)	(234,309)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,447	269,691

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,000	$35,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months ended March 31, 2020 and 2021
	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total Stockholders’
	No. of shares	Amount	Capital	income (loss)	earnings	equity

Balance as at January 1, 2020 (restated)	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Dividends paid	–	–	–	–	(186,084)	(186,084)
Foreign currency translation adjustment	–	–	–	4,735	–	4,735
Net income for the period	–	–	–	–	51,429	51,429

Balance as at March 31, 2020	10,000,000	$1,000	$9,000	$10,170	$889,540	$909,710

Balance as at January 1, 2021 (audited)	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Foreign currency translation adjustment	–	–	–	(13,766)	–	(13,766)
Net income for the period	–	–	–	–	107,312	107,312

Balance as at March 31, 2021	28,110,000	$2,811	$332,189	$(3,193)	$4,590,774	$4,922,581

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Luduson G Inc. was organized under the laws of the State of Delaware on March 6, 2014. The Company changed its current name on July 15, 2020.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Luduson Holding Company Limited	British Virgin Island	Investment holding	10,000 ordinary shares	100%

Luduson Entertainment Limited	Hong Kong	Sales and marketing	10,000 ordinary shares at par value of HK$1	100%

G Music Asia Limited	British Virgin Islands	Event planning	2 ordinary shares at par value of US$1	100%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●   Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021.

●   Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

●   Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

●   Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Furniture and equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2021 and 2020 were $39,743 and $1,254, respectively.

●   Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Period-end HKD:US$ exchange rate	0.12863	0.12899
Period average HKD:US$ exchange rate	0.12892	0.12869

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, “Debt with Conversion and Other Options” and ASC 815, “Contracts in Equity’s Own Entity”. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2021.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

NOTE – 3 ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provide the allowance for the three months ended March 31, 2021 and 2020.

	March 31, 2021	December 31, 2020
		(Audited)

Accounts receivable, cost	$4,660,147	$4,499,746
Less: allowance for doubtful accounts	–	–
Accounts receivable, net	$4,660,147	$4,499,746

The Company expects these balances to be recovered in the next 12 months.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 4 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following,

	March 31, 2021	December 31, 2020
		(Audited)

Prepayments for business project	$139,024	$139,414
Prepayments for vending machine	520,953	522,413
Rental deposit	3,216	3,225
	$663,193	$665,052

Purchase deposits represent deposit payments made to vendors for procurement of equipment, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE – 5 STOCKHOLDERS’ EQUITY

Authorized shares

As of March 31, 2021 and December 31, 2020, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

As of March 31, 2021, no warrants have been exercised.

Issued and outstanding shares

As of March 31, 2021 and December 31, 2020, 28,110,000 common shares issued and outstanding, and 2,500,000 warrants to acquire common shares issued and outstanding.

NOTE – 6 INCOME TAX

The Company mainly operates in Hong Kong that is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

BVI

Under the current BVI law, the Company is not subject to tax on income.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months ended March 31,
	2021	2020

Income before income taxes	$120,152	$56,146
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	19,825	9,264
Tax effect of non-deductible items	6,558	207
Tax effect of deductible items	(703)	(28)
Tax holiday	(12,840)	(4,726)
Income tax expense	$12,840	$4,717

NOTE – 7 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 8 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended March 31, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2021			March 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	116,026	60%		$2,132,021
Customer B	38,675	20%		1,398,494
Customer C	38,675	20%		1,124,229

Total:	$193,376	100%	Total:	$4,654,744

	Three months ended March 31, 2020			March 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$38,608	40%		$202,514
Customer C	38,608	40%		165,107
Customer D	19,303	20%		118,671

Total:	$96,519	100%	Total:	$486,292

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

9.       COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments or contingencies.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there were no further events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 2.

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full discussion of the history and general development of our business is included in “Item 1. Description of Business” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021, which section is incorporated by reference.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth certain operational data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues	$193,376	$96,519
Cost of revenue	(34,371)	(3,681)
Gross profit	159,005	92,838
Total operating expenses	(38,853)	(36,692)
Other income	–	–
Income before Income Taxes	120,152	56,146
Income tax expense	(12,840)	(4,717)
Net income	107,312	51,429

Revenue. We generated revenues of $193,376 and $96,519 for the three months ended March 31, 2021 and 2020. The significant increase is due to the increase in business volume in digital advertising income from our online entertainment portal. To cope with changing entertainment consumption patterns since the COVID-19 pandemic, we launched our self-developed online portal and shared freely our game contents with users.

During the three months ended March 31, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended March 31, 2021		March 31, 2021
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$116,026	60%	$2,132,021
Yu Lin Nuo Ya Interactive Entertainment Company Limited	38,675	20%	1,398,494
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	38,675	20%	1,124,229

	$96,519	100%	$4,654,744

	Three months ended March 31, 2020			March 31, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable
Yu Lin Nuo Ya Interactive Entertainment Company Limited	$38,608	40%		$202,514
Ease Audio Group Limited	38,608	40%		165,107
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	19,303	20%		118,671
Total:	$96,519	100%	Total:	$486,292

 All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the three months ended March 31, 2021, was $34,371, and as a percentage of net revenue, approximately 17.8%. Cost of revenue for the three months ended March 31, 2020, was $96,519, and as a percentage of net revenue, approximately 19.7%. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $159,005 and $92,838 for the three months ended March 31, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $38,853 and $36,692 for the three months ended March 31, 2021, and 2020, respectively. The increase in G&A is primarily attributable to the increase in our business volume.

Income Tax Expense. Our income tax expenses for the quarters ended March 31, 2021 and 2020 was $12,840 and $4,717, respectively.

Net Income. During the three months ended March 31, 2021, we incurred a net income of $107,312, as compared to $51,429 for the same period ended March 31, 2020. The decrease in net income is primarily attributable to the decrease in our business volume amid the coronavirus (COVID-19) outbreak in 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $10,000, accounts receivable of $4,660,147, deposits, prepayments and other receivables of $663,193.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(9,959)	$(53,581)
Net cash provided by (used in) investing activities	–	–
Net cash (used in) provided by financing activities	(9,674)	(186,084)

Net Cash Used In Operating Activities.

For the three months ended March 31, 2021, net cash used in operating activities was $9,959, which consisted primarily of a net income of $107,312, an increase in income tax payable of $10,733, offset by an increase in accounts receivables of $160,401, an decrease in accrued expenses and other payables of $7,346, and depreciation of plant and equipment of $39,743.

For the three months ended March 31, 2020, net cash used in operating activities was $53,581, which consisted primarily of non-cash items, $1,254 of depreciation of plant and equipment and $9,433 of lease expenses, offset by, an increase in accounts receivables of $1,881, an increase in deposits, prepayments and other receivables of $108,859.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By (Used In) Investing Activities.

For the three months ended March 31, 2021, there is no net cash provided by investing activities.

For the three months ended March 31, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2021, net cash used in financing activities was $9,674 consisting primarily of a repayment to a director.

For the three months ended March 31, 2020, net cash used in financing activities was $186,084, consisting primarily of dividends paid to the former shareholder of the Company.

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

●  Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

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

●  Leases

The Company adopted Topic 842, Leases (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as prepaid or accrued lease payments. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

●  Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), the Company meets the definition of an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842) “Leases” which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under ASU No. 2016-02, lessees are required to recognize assets and liabilities on the consolidated balance sheets for most leases and provide enhanced disclosures. For companies that are not emerging growth companies (“EGCs”), the ASU was effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2021. The Company early adopted the new standard using the modified retrospective method by recording and right-of-use asset of $13.2 million, short-term portion of lease liabilities of $6.3 million and long-term portion of lease liabilities of $7.2 million as of the effective date. Prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company applied the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The adoption did not have a material impact on its consolidated statements of operations or its consolidated statements of cash flows. See Note 13, Leases, for further information and disclosures related to the adoption of this standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which is intended to simplify various aspects of the accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company has adopted the pronouncement and it did not have a material impact on its consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described in our Annual Report on Form 10-K filed with the SEC on March 25, 2021, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter ended March 31, 2021, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (3)
22	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14*
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2021

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

