Form 10-K/A
period 2020-12-31
Luduson G Inc.
filed 2021-08-10
CIK 1737193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of Luduson G Inc. on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 25, 2021, and is being filed solely amend and restate the Report of the Independent Registered Public Accounting Firm included in “Item 8. Financial Statements and Supplementary Data” of the Form 10-K. Except as set forth above, no other changes to “Item 8. Financial Statements and Supplementary Data” were made.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

1

ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

2

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

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

(3)	Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________

*	Filed Herewith.
**	Previously Filed.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LUDUSON G INC.
(Registrant)

By:	/s/Ka Leung Wong
Ka Leung Wong
Chief Executive Officer

Dated:	August 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ka Leung Wong	Chief Executive Officer
Ka Leung Wong	and Director	August 10, 2021
(Principal Executive Officer)

/s/ Lan Chan* Lan Chan	Chief Financial Officer and Director (Principal Financial Officer	August 10, 2021

Representing all of the members of the Board of Directors.

* By	/s/ Ka Leung Wong
Ka Leung Wong
Attorney-in-Fact

4