Form 10-Q
period 2021-06-30
Luduson G Inc.
filed 2021-08-16
CIK 1737193

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 001-38457

Luduson G Inc.

(Name of registrant as specified in its charter)

Delaware	82-3184409
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

17/F, 80 Gloucester Road Wanchai, Hong Kong	00000
(Address of principal executive offices	(Zip Code)

+852 2818 7199

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value US$0.0001	LDSN	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 16, 2021, was 28,100,000.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

ASSETS
Current asset:
Cash and cash equivalents	$62,456	$40,447
Accounts receivable	4,900,739	4,499,746
Deposits, prepayments and other receivables	831,398	665,052

Total current assets	5,794,593	5,205,245

Non-current asset:
Plant and equipment	342,331	422,414

TOTAL ASSETS	$6,136,924	$5,627,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$40,407	$26,772
Tax payable	813,592	743,562
Amount due to a director	47,592	28,290

Total current liabilities	901,591	798,624

TOTAL LIABILITIES	901,591	798,624

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,110,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,811	2,811
Additional paid in capital	332,189	332,189
Accumulated other comprehensive income	2,564	10,573
Retained earnings	4,897,769	4,483,462

Stockholders’ equity	5,235,333	4,829,035

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,136,924	$5,627,659

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020

Revenue, net	$463,755	$1,024,510	$657,131	$1,121,029

Cost of revenue	(34,335)	(147,387)	(68,706)	(151,068)

Gross profit	429,420	877,123	588,425	969,961

Operating expenses:
General and administrative expenses	(64,001)	(30,865)	(102,854)	(67,557)

Total operating expenses	(64,001)	(30,865)	(102,854)	(67,557)

Other income:
Interest income	–	34	–	34

INCOME BEFORE INCOME TAXES	365,419	846,292	485,571	902,438

Income tax expense	(58,424)	(124,938)	(71,264)	(129,655)

NET INCOME	306,995	721,354	414,307	772,783

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	5,757	1,210	(8,009)	5,945

COMPREHENSIVE INCOME	$312,752	$722,564	$406,298	$778,728

Net income per share
- Basic and diluted	$0.01	$0.03	$0.01	$0.05

Weighted average shares outstanding
- Basic and diluted	28,110,000	21,620,778	28,110,000	15,810,389

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months ended June 30,
	2021	2020

Cash flow from operating activities:
Net income	$414,307	$772,783
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	79,443	2,510
Non-cash lease expenses	–	9,445

Change in operating assets and liabilities:
Accounts receivable	(400,993)	(360,814)
Deposits and prepayments and other receivables	(166,346)	(445,701)
Accrued expenses and other payables	13,635	3,252
Lease liabilities	–	(9,677)
Tax payable	71,264	129,655

Net cash generated from operating activities	11,310	101,453

Cash flow from financing activities:
Advance from a director	19,302	16,500
Dividends paid	–	(186,084)

Net cash generated from (used in) financing activities	19,302	(169,584)

Effect on exchange rate change on cash and cash equivalents	(8,603)	6,765

Net change in cash and cash equivalents	22,009	(61,366)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,447	269,691

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,456	$208,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LUDUSON HOLDING COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Six Months ended June 30, 2020 and 2021
	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	capital	income (loss)	earnings	equity

Balance as at January 1, 2020 (restated)	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Dividends paid	–	–	–	–	(186,084)	(186,084)
Foreign currency translation adjustment	–	–	–	4,735	–	4,735
Net income for the period	–	–	–	–	51,429	51,429

Balance as at March 31, 2020	10,000,000	1,000	9,000	10,170	889,540	909,710

Foreign currency translation adjustment	–	–	–	1,210	–	1,210
Net income for the period	–	–	–	–	721,354	721,354

Balance as at June 30, 2020	10,000,000	$1,000	$9,000	$11,380	$1,610,894	$1,632,274

Balance at January 1, 2021 (audited)	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Foreign currency translation adjustment	–	–	–	(13,766)	–	(13,766)
Net income for the period	–	–	–	–	107,312	107,312

Balance at March 31, 2021	28,110,000	2,811	332,189	(3,193)	4,590,774	4,922,581

Foreign currency translation adjustment	–	–	–	5,757	–	5,757
Net income for the period	–	–	–	–	306,995	306,995

Balance at June 30, 2021	28,110,000	$2,811	$332,189	$2,564	$4,897,769	$5,235,333

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Luduson G Inc. was organized under the laws of the State of Delaware on March 6, 2014. The Company changed its current name on July 15, 2020.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Luduson Holding Company Limited	British Virgin Island	Investment holding	10,000 ordinary shares at US$1 par value	100%

Luduson Entertainment Limited	Hong Kong	Sales and marketing	10,000 ordinary shares for HK$10,000	100%

G Music Asia Limited	British Virgin Islands	Event planning	2 ordinary shares at par value of US$1	100%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

•               Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•               Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•               Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•               Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Three and Six months or less as of the purchase date of such investments.

•               Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

•               Plant and equipment

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2021 and 2020 were $39,700 and $1,257, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $79,443 and $2,510, respectively.

•               Revenue recognition

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

•               Income taxes

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•               Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2021 and 2020.

•               Foreign currencies translation

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Period-end HKD:US$ exchange rate	0.12878	0.12903
Period average HKD:US$ exchange rate	0.12885	0.12885

•               Comprehensive income

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

•               Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

•               Commitments and contingencies

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•               Fair value of financial instruments

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

•               Recent accounting pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to the condensed consolidated financial statements.

NOTE – 3 ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided the allowance for the six months ended June 30, 2021 and 2020.

	June 30, 2021	December 31, 2020
		(Audited)
Accounts receivable, cost	$4,900,739	$4,499,746
Less: allowance for doubtful accounts	–	–
Accounts receivable, net	$4,900,739	$4,499,746

The Company expects these balances to be recovered in the next 12 months.

Up to August 12, 2021, the Company has subsequently recovered from approximately 1% of accounts receivable as of June 30, 2021.

NOTE – 4 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	June 30, 2021	December 31, 2020
		(Audited)
Prepayments for business project	$306,607	$139,414
Prepayments for vending machine	521,571	522,413
Rental deposit	3,220	3,225
	$831,398	$665,052

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Purchase deposits represent deposit payments made to vendors for procurement of equipment, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE – 5 STOCKHOLDERS’ EQUITY

Authorized shares

As of June 30, 2021 and December 31, 2020, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

As of June 30, 2021, no warrants have been exercised.

Issued and outstanding shares

As of June 30, 2021 and December 31, 2020, 28,110,000 common shares issued and outstanding, and 2,500,000 warrants to acquire common shares issued and outstanding.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
	2021	2020
Income before income taxes	$485,571	$918,938
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	80,119	151,625
Tax effect of non-deductible items	13,108	1,897
Tax effect of deductible items	(703)	(28)
Tax holiday	(21,260)	(23,839)
Income tax expense	$71,264	$129,655

NOTE – 7 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 8 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended June 30, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

		Three months ended June 30, 2021			June 30, 2021
Customer		Revenues	Percentage of revenues		Accounts receivable
Customer A		$386,463	84%		$2,343,210
Customer B		38,646	8%		1,438,790
Customer C		38,646	8%		1,113,330

	Total:	$463,755	100%	Total:	$4,895,330

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

		Three months ended June 30, 2020			June 30, 2020
Customer		Revenues	Percentage of revenues		Accounts receivable
Customer A	Total:	$928,913	91%	Total:	$916,107

		Six months ended June 30, 2021			June 30, 2021
Customer		Revenues	Percentage of revenues		Accounts receivable
Customer A		$502,513	76%		$2,343,210
Customer B		77,309	12%		1,438,790
Customer C		77,309	12%		1,113,330

	Total:	$657,131	100%	Total:	$4,895,330

	Six months ended June 30, 2020		June 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$966,404	86%	$916,107

(b)	Economic and political risk

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

As of June 30, 2021, the Company has no material commitments or contingencies.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there were no further events to disclose.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020.

The following table sets forth certain operational data for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Revenues	$463,755	$1,024,510
Cost of revenue	(34,335)	(68,706)
Gross profit	429,420	877,123
Total operating expenses	(64,001)	(102,854)
Other income	–	34
Income before Income Taxes	365,419	846,292
Income tax expense	(58,424)	(124,938)
Net income	306,995	721,354

Revenue. We generated revenues of $463,755 and $1,024,510 for the three months ended June 30, 2021 and 2020.  The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the weak economy amid COVID-19 pandemic.

During the three months ended June 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended June 30, 2021		June 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$386,463	84%	$2,343,210
Yu Lin Nuo Ya Interactive Entertainment Company Limited	38,646	8%	1,438,790
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	38,646	8%	1,113,330

Total:	$463,755	100%	$4,895,330

	Three months ended June 30, 2020		June 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$928,913	100%	$916,107

All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the three months ended June 30, 2021, was $34,335, and as a percentage of net revenue, approximately 7.4%. Cost of revenue for the three months ended June 30, 2020, was $147,387, and as a percentage of net revenue, approximately 14.4%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $429,420 and $877,123 for the three months ended June 30, 2021 and 2020, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $64,001 and $30,865 for the three months ended June 30, 2021, and 2020, respectively. The increase in G&A is primarily attributable to the increase in our professional fee.

Income Tax Expense. Our income tax expenses for the quarters ended June 30, 2021 and 2020 was $58,424 and $124,938, respectively.

Net Income. During the three months ended June 30, 2021, we incurred a net income of $306,995, as compared to $721,354 for the same period ended June 30, 2020. The decrease in net income is primarily attributable to the decrease in our business volume from the weak economy amid COVID-19 pandemic in Hong Kong and China.

Comparison of the six months ended June 30, 2021 and 2020.

The following table sets forth certain operational data for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Revenues	$657,131	$1,121,029
Cost of revenue	(68,706)	(151,068)
Gross profit	588,425	969,961
Total operating expenses	(102,854)	(67,557)
Other income	–	34
Income before Income Taxes	485,571	902,438
Income tax expense	(71,264)	(129,655)
Net income	414,307	772,783

Revenue. We generated revenues of $657,131 and $1,121,029 for the six months ended June 30, 2021 and 2020. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the weak economy amid COVID-19 pandemic.

During the six months ended June 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2021		June 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$502,513	76%	$2,343,210
Yu Lin Nuo Ya Interactive Entertainment Company Limited	77,309	12%	1,438,790
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	77,309	12%	1,113,330

Total:	$657,131	100%	$4,895,330

	Six months ended June 30, 2020		June 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$966,404	100%	$916,107

All of our major customers are located in Hong Kong and the PRC.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2021, was $68,706, and as a percentage of net revenue, approximately 10.5%. Cost of revenue for the six months ended June 30, 2020, was $151,068, and as a percentage of net revenue, approximately 13.5%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $588,425 and $969,961 for the six months ended June 30, 2021 and 2020, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $102,854 and $67,557 for the six months ended June 30, 2021, and 2020, respectively. The increase in G&A is primarily attributable to the increase in our professional fee.

Income Tax Expense. Our income tax expenses for the quarters ended June 30, 2021 and 2020 was $71,264 and $129,655, respectively.

Net Income. During the six months ended June 30, 2021, we incurred a net income of $414,307, as compared to $772,783 for the same period ended June 30, 2020. The decrease in net income is primarily attributable to the decrease in our business volume from the weak economy amid COVID-19 pandemic.

Liquidity and Capital Resources.

As of June 30, 2021, we had cash and cash equivalents of $62,456, accounts receivable of $4,900,739, deposits, prepayments and other receivables of $831,398.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$11,310	$101,453
Net cash provided by (used in) investing activities	–	–
Net cash (used in) provided by financing activities	19,302	(169,584)

Net Cash Used In Operating Activities.

For the six months ended June 30, 2021, net cash generated from operating activities was $11,310, which consisted primarily of a net income of $414,307, offset by an increase in in accounts receivables of $400,993 and deposits, prepayments and other receivables of $166,346, an increase in income tax payable of $71,264, an increase in accrued expenses and other payables of $13,635, and depreciation of plant and equipment of $79,443.

For the six months ended June 30, 2020, net cash generated from operating activities was $101,453, which consisted primarily of a net income $772,783, $2,510 of depreciation of plant and equipment and $9,445 of lease expenses, offset by, an increase in accounts receivables of $360,814, an increase in deposits, prepayments and other receivables of $445,701, an increase in accrued expenses and other payables of $3,252, an increase in income tax payable of $129,655 and a decrease in lease liabilities of $9,677.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By (Used In) Investing Activities.

For the six months ended June 30, 2021, there is no net cash provided by investing activities.

For the six months ended June 30, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2021, net cash generated from financing activities was $19,302 consisting primarily of a repayment to a director.

For the six months ended June 30, 2020, net cash used in financing activities was $169,584, consisting primarily of dividends paid to the former shareholder of the Company.

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

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Accounts receivable

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

•	Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

•	Foreign currencies translation

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

•	Leases

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

•	Recent accounting pronouncements

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

Recently Adopted Accounting Pronouncements

The Company adopts all applicable, new accounting pronouncements as of the specified effective dates.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on our consolidated financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described in our Annual Report on Form 10-K filed with the SEC on March 25, 2021, our disclosure controls and procedures were not effective as of March 25, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended June 30, 2021, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

We have conducted and expect to continue to conduct our operations and generate our revenue in Hong Kong, S.A.R.  Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation especially with respect to Hong Kong;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in Hong Kong may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. These policies may be extended to apply to companies that operate in Hong Kong.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways.  We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (“Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in Hong Kong. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years.. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (3)
22	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14*
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed Herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

