Form 10-Q
period 2021-09-30
Luduson G Inc.
filed 2021-11-15
CIK 1737193

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 001-38457

Luduson G Inc.

(Name of registrant as specified in its charter)

Delaware	82-3184409
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

17/F, 80 Gloucester Road Wanchai , Hong Kong	00000
(Address of principal executive offices	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 15, 2021, was 28,210,000.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 2021.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$60,618	$40,447
Accounts receivable	5,098,954	4,499,746
Deposits, prepayments and other receivables	829,108	665,052

Total current assets	5,988,680	5,205,245

Non-current asset:
Plant and equipment	301,795	422,414

TOTAL ASSETS	$6,290,475	$5,627,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$44,447	$26,772
Tax payable	843,826	743,562
Amount due to a director	56,568	28,290

Total current liabilities	944,841	798,624

TOTAL LIABILITIES	944,841	798,624

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,110,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,811	2,811
Additional paid in capital	332,189	332,189
Accumulated other comprehensive (loss) income	(11,908)	10,573
Retained earnings	5,022,542	4,483,462

Stockholders’ equity	5,345,634	4,829,035

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,290,475	$5,627,659

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020

Revenue, net	$269,922	$1,824,479	$927,053	$2,945,508

Cost of revenue	(34,280)	(592,792)	(102,986)	(743,860)

Gross profit	235,642	1,231,687	824,067	2,201,648

Operating expenses:
General and administrative expenses	(40,036)	(63,528)	(117,753)	(131,085)
Professional fee	(38,325)	(67,305)	(63,462)	(67,305)
Stock-based compensation	–	(325,000)	–	(325,000)

Total operating expenses	(78,361)	(455,833)	(181,215)	(523,390)

Income from operations	157,281	775,854	642,852	1,678,258

Other (expense) income:
Interest expense	–	(1,381)	–	(1,381)
Interest income	–	6	–	40

Total other expense, net	–	(1,375)	–	(1,341)

INCOME BEFORE INCOME TAXES	157,281	774,479	642,852	1,676,917

Income tax expense	(32,508)	(49,191)	(103,772)	(178,846)

NET INCOME	124,773	725,288	539,080	1,498,071

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(14,472)	706	(22,481)	6,651

COMPREHENSIVE INCOME	$110,301	$725,994	$516,599	$1,504,722

Net income per share
- Basic and diluted	$0.01	$0.03	$0.02	$0.09

Weighted average shares outstanding
- Basic and diluted	28,110,000	25,610,000	28,110,000	17,520,146

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$539,080	$1,498,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	119,081	7,348
Stock-based compensation expense	–	325,000

Change in operating assets and liabilities:
Accounts receivable	(599,208)	(1,003,875)
Deposits and prepayments and other receivables	(164,056)	(258,754)
Accrued expenses and other payables	17,675	17,878
Lease liabilities	–	(658)
Tax payable	103,772	179,689

Net cash provided by operating activities	16,344	764,699

Cash flows from investing activities:
Purchase of property, plant and equipment	–	(862,271)

Net cash used in investing activities	–	(862,271)

Cash flows from financing activities:
Advance from a director	28,278	16,500
Proceeds from line of credit	–	50,386
Dividends paid	–	(186,084)

Net cash provided by (used in) financing activities	28,278	(119,198)

Effect on exchange rate change on cash and cash equivalents	(24,451)	6,617

Net change in cash and cash equivalents	20,171	(210,153)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,447	269,691

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,618	$59,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LUDUSON HOLDING COMPANY LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Nine Months ended September 30, 2020 and 2021
	Common stock		Additional paid-in	Accumulated other comprehensive income	Retained	Total stockholders’
	No. of shares	Amount	capital	(loss)	earnings	equity
Balance as at January 1, 2020 (restated)	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Dividends paid	–	–	–	–	(186,084)	(186,084)
Foreign currency translation adjustment	–	–	–	4,735	–	4,735
Net income for the period	–	–	–	–	51,429	51,429

Balance as at March 31, 2020	10,000,000	1,000	9,000	10,170	889,540	909,710

Foreign currency translation adjustment	–	–	–	1,210	–	1,210
Net income for the period	–	–	–	–	721,354	721,354

Balance as at June 30, 2020	10,000,000	1,000	9,000	11,380	1,610,894	1,632,274

Foreign currency translation adjustment	–	–	–	706	–	706
Net income for the period	–	–	–	–	725,288	725,288

Balance as at September 30, 2020	10,000,000	$1,000	$9,000	$12,086	$2,336,182	$2,683,268

Balance as at January 1, 2021 (audited)	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Foreign currency translation adjustment	–	–	–	(13,766)	–	(13,766)
Net income for the period	–	–	–	–	107,312	107,312

Balance as at March 31, 2021	28,110,000	2,811	332,189	(3,193)	4,590,774	4,922,581

Foreign currency translation adjustment	–	–	–	5,757	–	5,757
Net income for the period	–	–	–	–	306,995	306,995

Balance at June 30, 2021	28,110,000	2,811	332,189	2,564	4,897,769	5,235,333

Foreign currency translation adjustment	–	–	–	(14,472)	–	(14,472)
Net income for the period	–	–	–	–	124,773	124,773

Balance at September 30, 2021	28,110,000	$2,811	$332,189	$(11,908)	$5,022,542	$5,345,634

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2021 and 2020 were $39,638 and $4,838, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $119,081 and $7,348, respectively.

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

The Company recognizes and bills its gaming service to the customer on a monthly basis, in the rendering of gaming maintenance over the times.

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end HKD:US$ exchange rate	0.12843	0.12899
Period average HKD:US$ exchange rate	0.12876	0.12894

●	Comprehensive income

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 3 ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provide the allowance for the nine months ended September 30, 2021 and 2020.

	September 30, 2021	December 31, 2020
		(Audited)

Accounts receivable, cost	$5,098,954	$4,499,746
Less: allowance for doubtful accounts	–	–
Accounts receivable, net	$5,098,954	$4,499,746

The Company expects these balances to be recovered in the next 12 months.

NOTE – 4 STOCKHOLDERS’ EQUITY

Authorized shares

As of September 30, 2021 and December 31, 2020, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2021, no warrants have been exercised.

Issued and outstanding shares

As of September 30, 2021 and December 31, 2020, 28,110,000 common shares issued and outstanding, and 2,500,000 warrants to acquire common shares issued and outstanding.

NOTE – 5 INCOME TAX

Income before income taxes within or outside the United States are shown below:

	Nine months ended September 30,
	2021	2020

Domestic	$–	$–
Foreign	539,080	1,498,071
Total	$539,080	$1,498,071

The provision (benefit) for income taxes as shown in the accompanying consolidated statements of income consists of the following:

	Nine months ended September 30,
	2021	2020

Current:
Domestic	$–	$–
Foreign	103,772	178,846

Deferred:
Domestic	–	–
Foreign	–	–
Provision for income taxes	$103,772	$178,846

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

As of September 30, 2021, the operations in the United States of America incurred $343,616 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $72,159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Income before income taxes	$642,852	$2,018,417
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	106,071	333,038
Tax effect of non-deductible items	19,648	1,212
Tax effect of deductible items	(702)	(131,533)
Tax holiday	(21,245)	(23,871)
Income tax expense	$103,772	$178,846

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 6 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 7 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended September 30, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2021			September 30, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$192,802	72%		$2,479,760
Customer B	38,560	14%		1,473,355
Customer C	38,560	14%		1,140,444

Total:	$269,922	100%	Total:	$5,093,559

	Three months ended September 30, 2020			September 30, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$1,302,010	71%		$1,245,736
Customer B	483,291	26%		481,194

Total:	$1,785,301	98%	Total:	$1,726,930

	Nine months ended September 30, 2021			September 30, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$695,289	74%		$2,479,760
Customer B	115,882	13%		1,473,355
Customer C	115,882	13%		1,140,444

Total:	$927,053	100%	Total:	$5,093,559

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2020			September 30, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$2,268,849	77%		$1,245,736
Customer B	541,301	18%		481,194

Total:	$2,810,150	95%	Total:	$1,726,930

(b)	Economic and political risk

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

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company determined that there were no further events to disclose.

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

We, through our operating subsidiaries, are a business-to-business gaming technology company that provides events marketing strategies with a combination of digital interactive solutions and content production services in Hong Kong. In digital marketing industry, we offer business-to-business digital marketing solutions on our proprietary and secure network, which accommodates a wide range of devices and theme-based gaming content, including multi-touch table, body motion sensing, indoor positioning device and electronic circuit system, together with the customized game contents, as an integrated marketing solution. We, through our subsidiaries, are principally engaged in developing and granting a right-to-use digital entertainment - interactive game software and providing system development consultancy and maintenance services to our customers and interactive games installations in shopping mall events, exhibitions and brand promotions.

We provide our business customers in the entertainment industry with a full line of custom-made interactive gaming services. In this entertainment segment, we offer a customized device box with a library of self-developed interactive game content such as sport-themed social games, motion-sensing action games, logic and puzzle games, original IP character education games for children, etc., to meet with our business customers’ operational use or business-to-business social solutions.

Our goal is to provide innovative and effective interactive solution services to satisfy diverse marketing needs. We are committed to working at a high-quality standard to address the needs of differing budgets. We provide services to a wide range of customers across different industry segments and regions.

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the PRC’s trend of increased oversight and control of Hong Kong, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Our Operations in Hong Kong” as disclosed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 2021.

Our principal executive and registered offices are located at 17/F, 80 Gloucester Road, Wanchai, Hong Kong, telephone number +852-2119 1031.

Equity Line Purchase Agreements

Investment Agreement with Strattner Alternative Credit Fund LP

The Company is a party to an Investment Agreement dated as of April 6, 2021, or the “Investment Agreement,” with Strattner pursuant to which Strattner is committed to purchase up to $5,000,000, or the “Strattner Total Commitment,” worth of the Company’s common stock, $0.0001 par value, over the 36-month term of the Investment Agreement.

From time to time over the term of the Investment Agreement, commencing on the trading day immediately following the date on which the initial registration statement is declared effective by the Securities and Exchange Commission, or the “Commission,” as further discussed below, the Company may, in its sole discretion, provide Strattner with written notices, or a “Strattner Put Notice,” stating the amount of Common Shares of the Company that the Company intends to sell to Strattner, or the “Strattner Put Amount,” with each put subject to the limitations discussed below. The maximum amount of common stock that the Company shall be entitled to put to Strattner under any applicable put notice, or the “Maximum Strattner Put Amount,” shall be an amount of shares up to or equal to 200% of the average of the daily trading volume of our common stock for the ten (10) consecutive trading days immediately prior to the applicable date on which we make our put to Strattner, so long as such amount is at least $5,000 and does not exceed $250,000, as calculated by multiplying the number of shares under our put by the average daily volume weighted average price for the 10 consecutive trading days immediately prior to the applicable date we submit our put to Strattner.

Once presented with a Strattner Put Notice, Strattner is required to purchase the number of Strattner Put Shares underlying the Strattner Put Notice. The per share purchase price for the Common Shares subject to a Strattner Put Notice shall be equal to 85% of the lowest volume weighted average price of the Common Shares during the five (5) consecutive trading days including and immediately following the applicable Strattner Put Notice date, provided, however, an additional 10% will be added to the discount of each Put if (i) the Company is not DWAC eligible and (ii) an additional 15% will be added to the discount of each Put if the Company is under DTC “chill” status on the applicable Strattner Put Notice Date.

Among other conditions, the Company is prohibited from issuing a Strattner Put Notice if (i) the amount requested in such Strattner Put Notice exceeds Two Hundred Fifty Thousand Dollars ($250,000), as calculated by multiplying the Strattner Put Amount by the average daily VWAP for the ten (10) consecutive trading days immediately prior to the applicable Strattner Put Notice Date, (ii) the sale of Shares pursuant to such Strattner Put Notice would cause the Company to issue or sell or Strattner to acquire or purchase an aggregate dollar value of Shares that would exceed Five Million Dollars ($5,000,0000), or (iii) the sale of Shares pursuant to the Strattner Put Notice would cause the Company to sell or Strattner to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by Strattner of more than 9.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder). The Company cannot make more than one put in any pricing period and must allow 10 days to elapse between the completion of the settlement of any one put and the commencement of a pricing period for any other put. The foregoing description of the Investment Agreement is qualified in its entirety by reference to the Investment Agreement, which is filed as Exhibit 10.2 to this quarterly report and incorporated herein by reference.

Registration Rights Agreement with Strattner Alternative Credit Fund LP

In connection with the execution of the Investment Agreement, on April 6, 2021, the Company and Strattner also entered into a Registration Rights Agreement, or the “Strattner Registration Rights Agreement.” Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement, the “Registration Statement,” with the Commission to register an agreed upon number of Strattner Put Shares, on or prior to July 5, 2021, or the “Filing Deadline,” and have it declared effective on or before the 150th calendar day the Company has filed the Registration Rights Agreement, or the “Effectiveness Deadline.” Notwithstanding anything to the contrary, the Company is not obligated to file Registration Statements with respect to securities not issued pursuant to the Investment Agreement.

If at any time all of the Registrable Securities (as defined in the Registration Rights Agreement) are not covered by the initial Registration Statement, the Company has agreed to file with the Commission one or more additional Registration Statements so as to cover all of the Registrable Securities not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement. The foregoing description of the Registration Rights Agreement with Strattner is qualified in its entirety by reference to the Registration Rights Agreement with Strattner, which is filed as Exhibit 10.3 to this quarterly report and incorporated herein by reference.

Equity Purchase Agreement with Williamsburg Venture Holdings, LLC

The Company is a party to an Equity Purchase Agreement dated August 20, 2021, or the “Equity Purchase Agreement,” pursuant to which Williamsburg is committed to purchase up to $30,000,000 worth of the Company’s common stock, $0.0001 par value, over the 36-month term of the Equity Purchase Agreement, or the “Williamsburg Total Commitment”. From time to time over the term of the Equity Purchase Agreement, the Company may, in its sole discretion, provide Williamsburg with written notices, or a “Williamsburg Put Notice,” stating the amount of Common Shares of the Company that the Company intends to sell to Williamsburg, or the “Williamsburg Put Amount.” Once presented with a Williamsburg Put Notice, Williamsburg is required to purchase the number of Williamsburg Put Shares underlying the Williamsburg Put Notice with each put subject to the limitations discussed below.

The per share purchase price for the Williamsburg Put Shares shall be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source).

The exercise of each put option is subject to the following limitations:

(i)	each investment amount must be at least than $25,000 and not in excess of an amount that equals the lesser of (i) 200% of the average daily trading volume, and (ii) $500,000;
(ii)	the aggregate investment amount of all option puts shall not exceed $30,000,000;
(iii)	the lowest traded price of the Common Stock in the five trading days preceding the respective Put Date must exceed $0.01 per share; and
(iv)	at least ten trading days must have lapsed since the most recent Put Notice.

The Equity Purchase Agreement provides that the number of Williamsburg Put Shares to be sold to Williamsburg shall not exceed the number of shares that when aggregated together with all other shares of the Company’s common stock which Williamsburg is deemed to beneficially own, would result in Williamsburg owning more than 4.99% of the Company’s outstanding common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder). The Equity Purchase Agreement provides that any provision of the Investment Agreement may be amended or waived only by an instrument in writing signed by the party to be charged with enforcement. The foregoing description of the Equity Purchase Agreement is qualified in its entirety by reference to the Equity Purchase Agreement, which is filed as Exhibit 10.4 to this quarterly report and incorporated herein by reference.

The Company has paid to Williamsburg a commitment fee equal in the form of 100,000 restricted shares of the Company’s common stock (the “Williamsburg Initial Commitment Shares”).

Registration Rights Agreement with Williamsburg Venture Holdings, LLC

In connection with the Equity Purchase Agreement, on August 20, 2021, the Company and Williamsburg also entered into a Registration Rights Agreement, or the “Williamsburg Registration Rights Agreement.” Pursuant to the Williamsburg Registration Rights Agreement, the Company has agreed to file an initial registration statement, or the “Registration Statement,” with the Commission to register the Williamsburg Initial Commitment Shares and that number of Williamsburg Put Shares as set forth in the Williamsburg Registration Rights Agreement, within 90 days after the execution date, or the “Filing Deadline.”.

If at any time all of the Registrable Securities (as defined in the Registration Rights Agreement) are not covered by the initial Registration Statement, the Company has agreed to file with the Commission one or more additional Registration Statements so as to cover all of the Registrable Securities not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement. The foregoing description of the Registration Rights Agreement with Williamsburg is qualified in its entirety by reference to the Registration Rights Agreement with Williamsburg, which is filed as Exhibit 10.5 to this quarterly report and incorporated herein by reference.

Results of Operations.

Comparison of the three months ended September30, 2021 and 2020.

The following table sets forth certain operational data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Revenues	$269,922	$1,824,479
Cost of revenue	(34,280)	(592,792)
Gross profit	235,642	1,231,687
Total operating expenses	(78,361)	(455,833)
Other income	–	(1,375)
Income before Income Taxes	157,281	774,479
Income tax expense	(32,508)	(49,191)
Net income	124,773	725,288

Revenue. We generated revenues of $269,922 and $1,824,479 for the three months ended September 30, 2021 and 2020. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the weak economy amid COVID-19 pandemic.

During the three months ended September 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$192,802	72%	$2,479,760
Yu Lin Nuo Ya Interactive Entertainment Company Limited	38,560	14%	1,473,355
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	38,560	14%	1,140,444

Total:	$269,922	100%	$5,093,559

	Three months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$1,302,010	71%	$1,245,736
Yu Lin Nuo Ya Interactive Entertainment Company Limited	483,291	26%	481,194
	$1,785,301	$97%	$1,726,930

All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the three months ended September 30, 2021, was $34,280, and as a percentage of net revenue, approximately 12.7%. Cost of revenue for the three months ended September 30, 2020, was $592,792, and as a percentage of net revenue, approximately 32.5%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $235,642 and $1,231,687 for the three months ended September 30, 2021 and 2020, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $78,361 and $455,833 for the three months ended September 30, 2021, and 2020, respectively. The decrease in G&A is primarily attributable to the decrease in our professional fee.

Income Tax Expense. Our income tax expenses for the quarters ended September 30, 2021 and 2020 was $32,508 and $49,191, respectively.

Net Income. During the three months ended September 30, 2021, we incurred a net income of $124,773, as compared to $725,288 for the same period ended September 30, 2020. The decrease in net income is primarily attributable to the decrease in our business volume from the weak economy amid COVID-19 pandemic in Hong Kong and China.

Comparison of the nine months ended September 30, 2021 and 2020.

The following table sets forth certain operational data for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Revenues	$927,053	$2,945,508
Cost of revenue	(102,986)	(743,860)
Gross profit	824,067	2,201,648
Total operating expenses	(181,215)	(523,390)
Other income	–	(1,341)
Income before Income Taxes	539,080	1,676,917
Income tax expense	(103,772)	(178,846)
Net income	539,080	1,498,071

Revenue. We generated revenues of $927,053 and $2,945,508 for the nine months ended September 30, 2021 and 2020. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the weak economy amid COVID-19 pandemic.

During the nine months ended September 30, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Nine Months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$695,289	74%	$2,479,760
Yu Lin Nuo Ya Interactive Entertainment Company Limited	115,882	13%	1,473,355
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	115,882	13%	1,140,444

Total:	$927,053	100%	$5,093,559

	Nine months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable
Ease Audio Group Limited	$2,268,849	77%	$1,245,736
Yu Lin Nuo Ya Interactive Entertainment Company Limited	541,301	18%	481,194
	$2,810,150	$95%	$1,726,930

All of our major customers are located in Hong Kong and the PRC.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2021, was $102,986, and as a percentage of net revenue, approximately 11.1%. Cost of revenue for the nine months ended September 30, 2020, was $743,860, and as a percentage of net revenue, approximately 25.3%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $824,067 and $2,201,648 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $181,215 and $523,390 for the nine months ended September 30, 2021, and 2020, respectively. The decrease in G&A is primarily attributable to the decrease in our professional fee.

Income Tax Expense. Our income tax expenses for the quarters ended September 30, 2021 and 2020 was $103,772 and $178,846, respectively.

Net Income. During the nine months ended September 30, 2021, we incurred a net income of $539,080, as compared to $1,498,071 for the same period ended September 30, 2020. The decrease in net income is primarily attributable to the decrease in our business volume from the weak economy amid COVID-19 pandemic.

Liquidity and Capital Resources.

As of September 30, 2021, we had cash and cash equivalents of $60,618, accounts receivable of $5,098,954, deposits, prepayments and other receivables of $829,108.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$16,344	$764,699
Net cash used in investing activities	–	(862,271)
Net cash provided by (used in) financing activities	$28,278	$(119,198)

Net Cash Provided By Operating Activities.

For the nine months ended September 30, 2021, net cash provided by operating activities was $16,344, which consisted primarily of a net income of $539,080, depreciation of plant and equipment of $119,081, offset by an increase in accounts receivables of $599,208, an increase in deposits, prepayments and other receivables of $164,056, an increase in income tax payable of $103,772 and an increase in accrued expenses and other payables of $17,675.

For the nine months ended September 30, 2020, net cash provided by operating activities was $764,699, which consisted primarily of a net income of $1,498,071, depreciation of plant and equipment of $7,348, stock-based compensation expense of $325,000, an increase in tax payable of $179,689, an increase in accrued expenses and other payable of $17,878 a decrease in lease liabilities of $658, offset by an increase in accounts receivable of $1,003,875 and an increase in deposits, prepayments and other receivables of $258,754.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2021, there is no net cash used in investing activities.

For the nine months ended September 30, 2020, cash used in investing activities was $862,271 from the purchase of property, plant and equipment.

Net Cash Provided By (Used In) Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $28,278 consisting primarily of advances from a director.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described in our Annual Report on Form 10-K filed with the SEC on March 25, 2021, our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended September 30, 2021, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

Risk Factors Relating to Doing Business in Hong Kong

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.

Our business and assets are primarily located in Hong Kong. Accordingly, economic, political and legal developments in Hong Kong and the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in Hong Kong. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation especially with respect to application of PRC tax, labor, currency restriction and other laws to Hong Kong operations;
•	confiscatory taxation or changes in taxation;
•	Currency revaluations or restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong legal system to rapidly evolve in the near future and may become closer aligned with legal system in China with the PRC government exerting more oversight and control over companies operating in Hong Kong, offerings conducted overseas and or foreign investment in Hong Kong based issuers. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to investment in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

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

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections to assess such auditors’ compliance with applicable professional standards. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US. Our auditor is located in Kuala, Lumpur and is subject to PCAOB inspections with its most recent inspection occurring during 2021.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

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

Furthermore, it remains unclear as to how Article 177 will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with Hong Kong-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in Hong Kong, or causing the suspension or termination of our business operations in Hong Kong entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies (including Hong Kong) before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. Since we operate in Hong Kong, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference from China.

Under the PRC enterprise income tax law, we may be classified as a “PRC resident enterprise”, which could result in unfavorable tax consequences to us and our shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC enterprise income tax law that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, on August 3, 2011, the SAT issued the Administrative Measures of Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial), or SAT Bulletin 45, which became effective on September 1, 2011, to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC tax resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) not less than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. SAT Bulletin 45 further clarifies the resident status determination, post-determination administration as well as competent tax authorities.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise group instead of those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes even if the standards for “de facto management body” prescribed in the SAT Circular 82 are applicable to us. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for enterprise income tax purposes, we may be subject to PRC enterprise income on our worldwide income at the rate of 25%, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Although dividends paid by one PRC tax resident to another PRC tax resident should qualify as “tax-exempt income” under the enterprise income tax law, we cannot assure you that dividends by our Hong Kong subsidiaries to our British Virgin Islands holding company will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

Non-PRC resident holders of our common stock may also be subject to PRC withholding tax on dividends paid by us and PRC tax on gains realized on the sale or other disposition of common stock, if such income is sourced from within the PRC. The tax would be imposed at the rate of 10% in the case of non-PRC resident enterprise holders and 20% in the case of non-PRC resident individual holders. In the case of dividends, we would be required to withhold the tax at source. Any PRC tax liability may be reduced under applicable tax treaties or similar arrangements. Although our holding company is incorporated in the British Virgin Islands, it remains unclear whether dividends received and gains realized by non-PRC resident holders of our common stock will be regarded as income from sources within the PRC if we are classified as a PRC resident enterprise. Any such tax will reduce the returns on your investment in our common stock.

We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing and withholding or tax payment obligations with respect to any internal restructuring, and our Hong Kong subsidiaries may be requested to assist in the filing. Any PRC tax imposed on a transfer of our shares not through a public stock exchange, or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in the company.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of private equity financing transactions involving the transfer of shares in the Company by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. We may be subject to filing obligations or taxed if we are a transferor in such transactions, and may be subject to withholding obligations if we are a transferee in such transactions under SAT Bulletin 7. For transfer of shares in us by investors that are non-PRC resident enterprises, our Hong Kong subsidiaries may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established complex procedures and requirements for acquisition of Chinese companies by foreign investors, including requirements in some instances that the Ministry of Commerce of the PRC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008, requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the Ministry of Commerce before they can be completed. In addition, the security review rules issued by the Ministry of Commerce and became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may pursue potential strategic acquisitions that are complementary to our business and operations. Complying with the requirements of the above-mentioned regulations and other rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merger or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the Ministry of Commerce. The application and interpretations of M&A Rules are still uncertain, and there is possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain approval of the Ministry of Commerce for our completed or ongoing mergers and acquisitions. There is no assurance that we can obtain such approval from the Ministry of Commerce for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether offerings such as this offering are subject to the CSRC approval procedures under the M&A Rules. Although we are of the position that we are not required to obtain approval from the CSRC under the M&A Rules for listing and trading of our securities, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

PRC regulations relating to offshore investment activities by PRC residents may limit our Hong Kong subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law.

The State Administration of Foreign Exchange (“SAFE”) promulgated the Circular on Relevant Issues Relating to PRC Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC residents or entities, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 is issued to replace the Circular on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments through Overseas Special Purpose Vehicles. If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our Hong Kong subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our Hong Kong subsidiaries. Moreover, failure to comply with SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of our shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us to amend the foreign exchange registrations of its Hong Kong subsidiaries, if applicable, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our Hong Kong subsidiaries’ ability to make distributions or pay dividends to us or affect o our ownership structure, which could adversely affect our business and prospects. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution” in our registration statement filed with the Securities and Exchange Commission on October 29, 2021.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Our Hong Kong subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

We are a holding company incorporated in Nevada. We rely on dividends from our Hong Kong subsidiaries for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiaries will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution” in our registration statement filed with the Securities and Exchange Commission on October 29, 2021.

Governmental control of currency conversion may limit our ability to utilize revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of our shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions.

We receive substantially all of our revenues in Hong Kong Dollars. Under our current corporate structure, we and our British Virgin Islands holding company may rely on dividend payments from our Hong Kong subsidiaries to fund any cash and financing requirements that we may have. If the PRC government expands its currency controls to include the Hong Kong Dollar, we will be required to obtain SAFE approval to use cash generated from the operations of our Hong Kong subsidiaries and consolidated affiliated entities to pay off their respective debt in a currency other than Hong Kong Dollar or Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi or the Hong Kong Dollar. We may be prevented from obtaining sufficient foreign currencies to satisfy our foreign currency demands. As a result, we may not be able to pay dividends in foreign currencies to our shareholders. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution” in our registration statement filed with the Securities and Exchange Commission on October 29, 2021.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiaries and limit our Hong Kong subsidiaries’ ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiaries may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (3)
10.2	Investment Agreement, dated April 6, 2021, by and between Luduson G Inc., a Nevada corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (4)
10.3	Registration Rights Agreement, dated April 6, 2021, by and between Luduson G Inc., a Nevada corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (4)
10.4	Equity Purchase Agreement, dated August 20, 2021, by and between Luduson G Inc., a Nevada corporation, and Williamsburg Venture Holdings, LLC (5)
10.5	Registration Rights Agreement, dated August 20, 2021, by and between Luduson G Inc., a Nevada corporation and Williamsburg Venture Holdings, LLC (5)
22	List of Subsidiaries (3)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14*
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed Herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2021.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2021.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

