Form 10-K
period 2021-12-31
Luduson G Inc.
filed 2022-04-15
CIK 1737193

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55999

LUDUSON G InC.

(Exact name of registrant as specified in its charter)

delaware	82-3184409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17/F, 80 Gloucester Road
Wanchai, Hong Kong	00000
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: + 852 2818 7199

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LDSN	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 11, 2022
Common Stock, $.0001 par value per share	28,210,000 shares

The aggregate market value of the 5,250,000 shares of Common Stock of the registrant held by non-affiliates on June 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $76,125,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENTS

We are a Delaware holding company that, through our wholly owned Hong Kong operating subsidiaries, are a business-to-business gaming technology company. We provide events marketing strategies with a combination of digital interactive solutions and content production services in Hong Kong. In digital marketing industry, we offer business-to-business digital marketing solutions on our proprietary and secure network, which accommodates a wide range of devices and theme-based gaming content, including multi-touch table, body motion sensing, indoor positioning device and electronic circuit system, together with the customized game content, as an integrated marketing solution. We are principally engaged in developing and distributing digital entertainment - interactive game software and providing system development consultancy, maintenance services to our customers and providing interactive games installations in shopping mall events, exhibitions and brand promotions.

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

We are not a Chinese operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. Our holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our Hong Kong subsidiaries are currently not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. The business of our subsidiaries until now are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

ii

Risk Factor Summary

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.”

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
•	The Chinese government exerts substantial influence over, and can intervene at any time with little to no advance notice: (i) in the manner in which we operate and conduct our business activities; and (ii) offering conducted overseas and or foreign investment in China-based issuers, which could result in a material change in our operations and or the value of our securities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
•	PRC regulation of loans to, and direct investments in, Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our Hong Kong operating subsidiaries.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiaries, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is located in Malaysia and not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

iii

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in Hong Kong.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of PRC subsidiaries, and dividends payable by PRC subsidiaries to our offshore subsidiaries may not qualify to enjoy certain treaty benefits

Transfers of Cash to and from Our Subsidiaries

Luduson G Inc. is a Delaware holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong. We may rely on dividends to be paid by our Hong Kong subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Luduson G Inc. is permitted under the Delaware laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries are also permitted under the laws of Hong Kong to provide funding to DH Enchantment, Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this prospectus, there has been no dividends or distributions among the holding company or the subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from DH Enchantment, Inc. to Ho Shun Yi Limited or from Ho Shun Yi Limited to DH Enchantment, Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

iv

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to DH Enchantment, Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers or distributions.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

v

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

vi

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We are a Delaware holding company that, through our wholly owned Hong Kong operating subsidiaries, are a business-to-business gaming technology company. We provide events marketing strategies with a combination of digital interactive solutions and content production services in Hong Kong. In digital marketing industry, we offer business-to-business digital marketing solutions on our proprietary and secure network, which accommodates a wide range of devices and theme-based gaming content, including multi-touch table, body motion sensing, indoor positioning device and electronic circuit system, together with the customized game content, as an integrated marketing solution. We are principally engaged in developing and distributing digital entertainment - interactive game software and providing system development consultancy, maintenance services to our customers and providing interactive games installations in shopping mall events, exhibitions and brand promotions.

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

We are not a Chinese operating company but a Delaware holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. Our holding company structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our Hong Kong subsidiaries are currently not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. The business of our subsidiaries until now are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.”

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

Acquisition of LHCL

On May 8, 2020, we executed a Share Exchange Agreement, or the “Share Exchange Agreement,” with Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands, or “LHCL,” and the shareholders of LHCL. Pursuant to the Share Exchange Agreement, we purchased Ten Thousand (10,000) shares of LHCL, or the “LHCL Shares,” representing all of the issued and outstanding shares of common stock of LHCL. As consideration, we agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of our common stock, at a value of US $0.10 per share, for an aggregate value of US $1,000,000. We consummated the acquisition of LHCL on May 22, 2020. LHCL is a business-to-business gaming technology company. As a result of our acquisition of LHCL, we entered into the business-to-business gaming technology industry. As a result of the acquisition, our corporate structure is below:

(1)	Luduson G Inc. was incorporated in the state of Delaware on March 6, 2014.
(2)	Luduson Holding Company Limited is a holding company incorporated under the laws of the British Virgin Islands.
(3)	Luduson Entertainment Limited is a sales and marketing company incorporated under the laws of Hong Kong.
(4)	G Music Asia Limited is an event planning company incorporated under the laws of the British Virgin Islands.

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

1 000
800
600
400
200
0
Expenditure in million U.S. dollars
560
640
710
770
820
850
880
2016
2017
2018*
2019*
2020*
2021*
2022*

 * Projected figures

Sourced from Statista 2020

Currently, we derive revenue from two main business segments: digital marketing and entertainment. During the year ended December 31, 2021, our digital marketing and entertainment revenues accounted for 58% and 42% of our revenues as follows:

	Years ended December 31,
	2021	2020
	US$	US$
Digital marketing	$693,304	$5,916,380
Entertainment	308,134	19,340
	$1,001,438	$5,935,720

We commenced our operations in Hong Kong. Our services and products are marketed and sold in Hong Kong and China. During the years ended December 31, 2021 and 2020, our revenues are attributable from the following regions:

Region	Revenue Percentage Year Ended December 31, 2021	Revenue Percentage Year Ended December 31, 2020
Hong Kong	70%	56%
China	30%	44%
All other regions	–%	–%

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

As of December 31, 2021, the following customers represented 10% or more of our revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$693,304	70%	$2,427,487
Yu Lin Nuo Ya Interactive Entertainment Company Limited	154,067	15%	1,509,812
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	154,067	15%	1,164,531
Total:	$1,001,438	100%	$5,101,830

As of December 31, 2020, the following customers represented 10% or more of our revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$3,284,657	55%	$2,041,928
Yu Lin Nuo Ya Interactive Entertainment Company Limited	1,448,086	24%	1,352,108
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	1,183,637	20%	1,088,683
Total:	$5,916,380	99%	$4,482,719

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

EMPLOYEES

As of March 23, 2022, we have the following full time employees:

Administration / Finance	2
Total	2

We work with our programmers and developers on a contractual basis as they are not employees of the Company.

All of our employees are located in Hong Kong. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

GOVERNMENT AND INDUSTRY REGULATIONS

Our business is located in Hong Kong and is subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi or Hong Kong Dollars, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

Hong Kong

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

China

Depending upon the political climate, we may also become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to ENMI.

Regulations on Tax

PRC Corporate Income Tax

The PRC corporate income tax, or CIT, is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008 and amended on February 24, 2017 and December 29, 2018 respectively. The CIT Law imposes a uniform corporate income tax rate of 25% on all resident enterprises in China, including foreign-invested enterprises.

Uncertainties exist with respect to how the CIT Law applies to the tax residence status of the Company and our offshore subsidiaries. Under the CIT Law, an enterprise established outside of China with a “de facto management body” within China is considered a “resident enterprise,” which means that it is treated in a manner similar to a Chinese enterprise for corporate income tax purposes. Although the implementation rules of the CIT Law define “de facto management body” as a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise, the only official guidance for this definition currently available is set forth in Circular 82 issued by the State Administration of Taxation, which provides guidance on the determination of the tax residence status of a Chinese-controlled offshore incorporated enterprise, defined as an enterprise that is incorporated under the laws of a foreign country or territory and that has a PRC enterprise or enterprise group as its primary controlling shareholder. Although the Company does not have a PRC enterprise or enterprise group as our primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of Circular 82, in the absence of guidance specifically applicable to us, we have made reference to the guidance set forth in Circular 82 to evaluate the tax residence status of the Company and our subsidiaries organized outside the PRC.

According to Circular 82, a Chinese-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC corporate income tax on its worldwide income only if all of the following criteria are met:

•	the primary location of the day-to-day operational management is in the PRC;

•	decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC;

•	the enterprise’s primary assets, accounting books and records, company seals, and board and shareholders meeting minutes are located or maintained in the PRC; and

•	50% or more of voting board members or senior executives habitually reside in the PRC.

Currently, our Hong Kong entities are not considered entities inside China and therefore not deemed to be a PRC resident enterprise for PRC tax purposes as defined above. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” As all of our management members are based in Hong Kong, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then we or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, as our entity enterprise in China is an state high-tech enterprise, it is possible to be impose 15% enterprise income tax on state high-tech enterprises in accordance with provisions of the Chinese tax law, thus materially reducing our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our ordinary shares may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

Value-Added Tax and Business Tax

The Provisional Regulations of the PRC on Value-added Tax (“VAT”) were promulgated by the State Council on December 13, 1993 and came into effect on January 1, 1994 which were subsequently amended on November 10, 2008, February 6, 2016 and November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the Ministry of Finance and the State Administration of Taxation (“SAT”) on 28 October 2011 and came into effect on November 1, 2011 (collectively, the “VAT Law”). According to the VAT Law, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, and the importation of goods within the territory of the PRC must pay value-added tax. For general VAT taxpayers selling or importing goods other than those specifically listed in the VAT Law, the VAT rate is 17%. Starting from April 1, 2019, the VAT rate for revenue generated from providing products was changed from 16% into 13%. VAT is reported as a deduction of revenue when incurred. Entities that are VAT general taxpayers are allowed to offset qualified input VAT paid to suppliers against their output VAT liabilities. Net VAT balance between input VAT and output VAT is recorded in taxes payable.

On March 23, 2016, the Ministry of Finance and the SAT jointly issued the Circular on Full Implementation of Business Tax to Value-added Tax Reform which has been partially repealed on July 1, 2017 and January 1, 2018, confirms that business tax would be completely replaced by VAT from May 1, 2016.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to PRC subsidiaries. Our operating currency is the Hong Kong Dollar. If PRC authorities reinterpret foreign exchange regulations to include the Hong Kong Dollar, then we may become subject to the regulations affecting foreign exchange and dividend distributions as set forth herein.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expense accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

Additionally, pursuant to the Notice of the State Administration of Foreign Exchange on Further Simplifying and Improving the Direct Investment related Foreign Exchange Administration Policies (“SAFE Notice No. 13”), which was promulgated on February 13, 2015 and became effective on June 1, 2015, the foreign exchange registration in relation to foreign direct investment shall be directly reviewed and handled by qualified banks in accordance with SAFE Notice No. 13, and SAFE and its branches shall perform indirect regulation over the foreign exchange registration via qualified banks.

We typically do not need to use our offshore foreign currency to fund our Hong Kong operations. In the event we need to do so, we may be required to apply to obtain the relevant approvals of, registration or filing with SAFE and other PRC government authorities as necessary.

On August 29, 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142. Pursuant to SAFE Circular 142, RMB resulting from the settlement of foreign currency capital of a foreign-invested enterprise must be used within the business scope as approved by the applicable government authority and cannot be used for domestic equity investment, unless it is otherwise approved. Documents certifying the purposes of the settlement of foreign currency capital into RMB, including a business contract, must also be submitted for the settlement of the foreign currency. In addition, SAFE strengthened its oversight of the flow and use of RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not be used to repay RMB loans if such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary fines or penalties. We expect that our use of RMB funds have been, and will be, within the approved business scope of our PRC subsidiary. We believe that our PRC subsidiary is permitted to conduct its castor seeds distribution operations and provide consulting services to castor farmers. However, we may not be able to use such RMB funds to make equity investments in the PRC through our PRC subsidiaries. There are no costs associated with applying for registration or approval of loans or capital contributions with or from relevant PRC governmental authorities, other than nominal processing charges. Under PRC laws and regulations, the PRC governmental authorities are required to process such approvals or registrations or deny our application within a prescribed time period, which is usually less than 90 days. The actual time taken, however, may be longer due to administrative delays. If we are required to obtain these registrations or approvals, we cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our operations in Hong Kong. If we fail to receive such registrations or approvals, our ability to use the proceeds from our funds to capitalize our Hong Kong operations may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

SAFE Circular 37

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. On February 13, 2015, SAFE Notice No. 13 was promulgated, pursuant to which the aforementioned registration shall be conducted with and handled by qualified banks.

We have notified substantial beneficial owners of our ordinary shares who we know are PRC residents of their filing obligation, and to the best of our knowledge, those shareholders whom we know are PRC residents have completed the registration or will carry out the registration as required under SAFE Circular 37. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE.

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

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

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.luduson.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The reports will be provided at no cost to the requester. Each request for these reports should be made to Luduson G Inc., Attention: Secretary, 17/F, 80 Gloucester Road, Wanchai, Hong Kong.

Globex Transfer, LLC located at 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725, telephone number (813) 344-4490, facsimile (386) 267-3124, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this document in evaluating our company and its business before purchasing shares of our company's common stock. You could lose all or part of your investment due to any of these risks.

Risks Relating to the Company

COVID-19 has had an adverse effect that is material on our business and may continue to do so for the next twelve months.

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout Hong Kong and China. National, regional and local governments took a variety of actions to contain the spread of COVID-19, including office and store closures or capacity limitations. These developments have caused a material adverse impact on the Company’s results of operations, financial condition and cash flows.

We cannot predict how soon we will be able to resume normal operations as our ability to resume will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will commence operations and resume consuming our products and service, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Considering the significant uncertainty as to when we can resume operations and the uncertain customer demand environment, in addition to the actions described above, we expect to engage in conversations with potential investors to secure additional sources of financing.

The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our financial condition and ability to raise additional capital. As part of our business continuity efforts, we reduced expenses broadly, including by furloughing our workforce except a small team of essential personnel, reducing pay and benefits for remaining employees, and cutting back capital spending. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as we again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.

We may be materially and adversely affected by the complexity, uncertainties and changes in PRC regulation of the companies and businesses in the digital space.

In recent activity, the PRC government has issued extensive regulations affecting the digital industry such as online gaming, online tutoring, e-commerce and other online and technology companies, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the digital space. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violations of applicable laws and regulations. There is also uncertainty regarding such laws may be expanded to increase its effect on our business and operations. Issues, risks and uncertainties relating to PRC regulations of digital businesses include, but are not limited to, the following:

•	There are uncertainties relating to the regulation of the online gaming and Internet business in China, including evolving licensing practices and the requirement for real-name registrations and the applicability of PRC regulations to Hong Kong companies. Permits, licenses or operations of our Hong Kong subsidiaries may be subject to challenge, we may not be able to timely obtain or maintain all the required licenses or approvals, permits, or to complete filing, registration or other formalities necessary for our present or future operations, and we may not be able to renew certain permits or licenses or renew certain filing or registration or other formalities.

•	The evolving PRC regulatory system in the digital space may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office. The primary role of this new agency is to facilitate the policy-making and legislative development in this field to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the Internet industry. We are unable to determine what policies this new agency or any new agencies to be established in the future may have or how they may interpret existing laws, regulations and policies and how they may affect us. Further, new laws, regulations or policies may be promulgated or announced that will regulate Internet activities, including online video and online advertising businesses. In August 2021, the National Press and Publication Administration issued new limits restricting online gaming for minors which may adversely impact our gaming business in Hong Kong. If these new laws, regulations or policies are promulgated, additional licenses may be required for our operations. If our operations do not comply with these new regulations after they become effective, or if we fail to obtain any licenses required under these new laws and regulations, we could be subject to penalties, and our business could be disrupted.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the digital industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China and Hong Kong including our business. There are also risks that we may be found to violate the existing or future laws and regulations given the uncertainty and complexity of China’s regulation of the digital industry.

Our business generates and processes personal data, and we are required to comply with PRC laws and regulations relating to cyber security. These laws and regulations could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our data practices or business model.

Our business generates and processes personal data and face risks inherent in handling and protecting personal data. In particular, we face a number of challenges relating to data we collect through our game distribution platform, including:

•	protecting the data in and hosted on our system, including against attacks on our system by outside parties or fraudulent behavior or improper use by our employees;

•	addressing concerns related to privacy and sharing, safety, security and other factors; and

•	complying with applicable laws, rules and regulations relating to the collection, use, storage, transfer, disclosure and security of personal information, including any requests from regulatory and government authorities relating to this data.

Governments around the world, including the PRC government, have enacted or are considering legislation related to online businesses. There may be an increase in legislation and regulation related to the collection and use of anonymous internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy regulation. The PRC regulatory and enforcement regime with regard to data security and data protection is evolving. We may be required by Chinese governmental authorities to share personal information and data that we collect to comply with PRC laws relating to cybersecurity. All these laws and regulations may result in additional expenses to us and any non-compliance may subject us to negative publicity which could harm its reputation and negatively affect the trading price of our securities. There are also uncertainties with respect to how these laws will be implemented in practice. PRC regulators have been increasingly focused on regulation in the areas of data security and data protection. We expect that these areas will receive greater attention and focus from regulators, as well as attract continued or greater public scrutiny and attention going forward, which could increase our compliance costs and subject it to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, fines, suspension of business and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected. In addition, regulatory authorities around the world have recently adopted or are considering a number of legislative and regulatory proposals concerning data protection. These legislative and regulatory proposals, if adopted, and the uncertain interpretations and application thereof could, in addition to the possibility of fines, result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC and Hong Kong regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers, end users and employees expect that we will adequately protect their personal information.

We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“2021 Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The 2021 Measures became effective on February 15, 2022. The Cyberspace Administration of China has said that under the 2021 Measures companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. Article 7 of the 2021 Measures states that “Where any network platform operator who possesses the personal information of more than one million users seeks foreign listings (“国外上市”), it shall file an application with the Office of Cybersecurity Review for cybersecurity review.” The cybersecurity review will also investigate the potential national security risks from overseas IPOs.

We do not know what regulations will be adopted or how such regulations will affect us. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, our securities may no longer be traded on the OTC QB and we may be subject to fines and penalties.

We believe that we will not be subject to the cybersecurity review by the CAC given that: (i) our products and services are offered not directly to individual users but through our business customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business.

On August 20, 2021, the Standing Committee of the NPC approved the Personal Information Protection Law (“PIPL”), which became effective on November 1, 2021. The PIPL regulates collection of personal identifiable information and seeks to address the issue of algorithmic discrimination. Companies in violation of the PIPL may be subject to warnings and admonishments, forced corrections, confiscation of corresponding income, suspension of related services, and fines. We offer our products and services mainly to corporate clients and have limited interactions with individual end-users, which means our potential access or exposure to end-users’ personal identifiable information is limited. However, in the event we inadvertently accesses or becomes exposed to end-users’ personal identifiable information, through its corporate clients’ end-user-facing applications which access or store end users’ personal identifiable information, then we may face heightened exposure to the PIPL. We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results.

If we fail to retain existing or attract new advertising customers to advertise within their customized gaming content, maintain and increase our wallet share of advertising budget, or if we are unable to collect accounts receivable in a timely manner, our business, financial condition may be adversely affected.

We generate a substantial part of our revenues from advertising or marketing customers who engage us to develop their customized gaming content to launch in their digital interactive marketing campaigns. However, because our advertising customers are not under long term contracts, we may not be able to retain our advertising customers in the future, attract new advertising customers continuously or be able to retain our advertising customers at all. If our advertising customers find that they can generate better returns elsewhere, or if our competitors provide better online advertising services to suit the advertising customers’ goals, we may lose some or all of our advertising customers. Since most of our advertising customers are not bound by long-term contracts, they may easily reduce or discontinue advertising arrangements without incurring material liabilities. Failure to retain existing advertising customers or attract new advertising customers to advertise within the video content produced by us or on our e-commerce platform may materially and adversely affect our business, financial conditions and results of operations.

The financial soundness of our marketing customers and agencies may affect our collection of accounts receivable. We make a credit assessment of our marketing customers and agencies to evaluate the collectability of the digital marketing service fees before entering into a contract. However, we may not be able to accurately assess the creditworthiness of each customer or agency, and any inability of customers or agencies to pay us for our services in a timely manner would negatively our liquidity and cash flows and may materially and adversely affect our business, financial condition and results of operations.

We may need to raise additional financing to support our operations and future acquisitions, but we cannot be sure that we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. There can be no assurance that we will be able to obtain financing to fund our operations in light of factors beyond our control such as the market demand for our securities, the state of financial markets, generally, and other relevant factors. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Any sale of our Common Stock in the future may result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any future indebtedness or that we will not default on our future debts, which would thereby jeopardize our business viability. We may not be able to borrow or raise additional capital in the future to meet our needs, which might result in the loss of some or all of your investment in our Common Stock. Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations or provide a return on investment. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our Common Stock could be adversely affected. Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to continue as a going concern, you may lose your entire investment.

Our future performance depends to a significant degree upon the continued service of key members of management as well as marketing, sales and product development personnel.

We are dependent upon the continued service of Mr. Ka Leung WONG, our Chief Executive Officer and Director, and Lan Chan, our Chief Financial Officer, Secretary and Director. The loss of Messrs. WONG or CHAN or one or more of our other key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We expect to establish an incentive compensation plan for our key personnel to retain their services.  We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

Lan CHAN, our Chief Financial Officer, Secretary and director, beneficially owns approximately or has the right to vote 53.05% of our outstanding common stock. As a result, Mr. Chan has a substantial voting power in all matters submitted to our stockholders for approval including:

•	Election of our board of directors;
•	Removal of any of our directors or officers;
•	Amendment of our Amended Certificate of Incorporation or Bylaws;
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, Mr. Chan is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Mr. Chan’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our procurement of new games and amusement offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.

Our ability to continue to procure new games, amusement offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent that the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate or react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new amusement offerings that appeal to customers could lead to decreases in revenues as customers negatively react to lack of new game options.

We have successfully developed several proprietary amusement offerings that are not available to operations outside the Company. Our ability to develop future offerings is dependent on, among other things, obtaining rights to compelling game content and developing new amusement offerings that are accepted by our customers. There is no guarantee that additional licensing rights will be obtained by us or that our customers will accept the future offerings that we develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.

A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain user confidence.

We rely extensively on our computer systems to manage and account for inventory, process user transactions, manage and maintain the privacy of users data, communicate with our vendors and other third parties, service accounts, and summarize and analyze results. We also rely on continued and unimpeded access to the Internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process user transactions, engage in additional promotional activities to retain our users, and encounter lost user confidence, which could adversely affect our results of operations.

We continually invest to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact user experience and user confidence.

If our efforts to protect the security of information about our resellers, customers, and other third parties are unsuccessful, we may face additional costly government enforcement actions and private litigation, and our sales and reputation could suffer.

We regularly receive and store information about our resellers, customers, merchants, vendors and other third parties. We have programs in place to detect, contain, and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and vendors.

To date, we have not encountered significant incidents of data breach or breaches that were material to our consolidated financial statements. If we, our vendors, or other third parties with whom we do business experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions and private litigation. In addition, our users could lose confidence in our ability to protect their information, which could cause them to discontinue using our e-wallets, our digital products, or loyalty programs, or stop shopping with us altogether.

The success of our business depends on our ability to maintain and enhance our brand.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. Our well-recognized brand is critical to increasing our user base and, in turn, expanding our shoppers for our e-commerce platform and attractiveness to advertising customers and content providers. Since the internet video industry is highly competitive, maintaining and enhancing our brand depends largely on our ability to become and remain a market leader in Hong Kong, which may be difficult and expensive to accomplish. To the extent our original content is perceived as low quality or otherwise not appealing to users, our ability to maintain and enhance our brand may be adversely impacted which in turn may result in a loss of users for our mobile and online video and e-commerce platform.

We may grow our business through acquisitions in the near future, which may result in operating difficulties, dilution, and other harmful consequences.

We expect to achieve our business plan through a combination of organic growth and acquisitions and investments. We periodically evaluate an array of potential strategic transactions and may make one or more acquisitions in the near future. The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Implementation or remediation of controls, procedures, and policies at the acquired company;
•	Diversion of management time and focus from operating our business to acquisition integration challenges;
•	Cultural challenges associated with integrating employees from the acquired company into our organization;
•	Retention of employees from the businesses we acquire;
•	Integration of the acquired company’s accounting, management information, human resource, and other administrative systems;
•	Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties;
•	In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries; and
•	Failure to successfully further develop the acquired product, service or technology.

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

Future acquisitions may also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions may not materialize.

Other factors can have a material adverse effect on our future profitability and financial condition.

Many other factors can affect our profitability and financial condition, including:

•	changes in, or interpretations of, laws and regulations including changes in accounting standards and taxation requirements;
•	changes in the rate of inflation, interest rates and the performance of investments held by us;
•	changes in the creditworthiness of counterparties that transact business with;
•	changes in business, economic, and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and, pressure from third-party interest groups;
•	changes in our business and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates and opportunities existing now or in the future;
•	difficulties related to our information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, or interruption of these systems;
•	changes in credit markets impacting our ability to obtain financing for our business operations; or
•	legal difficulties, any of which could preclude or delay commercialization of products or technology or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree.

Risk Factors Relating to Doing Business in Hong Kong

The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may intervene or influence our operations at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of our common stock. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We believe we are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. See also “Risk Factors -

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.”

We believe that we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

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

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holdings Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two, thus reducing the time before our securities may be prohibited from trading or delisted. As a result, the time period before our securities may be prohibited from trading or delisted will be reduced. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US. On December 2, 2021, the SEC adopted final amendments implementing congressionally mandated submission and disclosure requirements of the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this document, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

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

Furthermore, it remains unclear as to how Article 177 will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Our auditor is located in Kuala Lumpur and is subject to PCAOB inspections. Therefore, it is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S., in the future if the PCAOB is unable to inspect our accounting firm at such future time.

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

Furthermore, the M&A Rules, among other things, purport to require that an offshore special purpose vehicle controlled directly or indirectly by PRC domestic companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The CSRC has not issued any definitive rules or interpretations concerning whether the listing and trading of our securities are subject to the CSRC approval procedures under the M&A Rules. Although we are of the position that we are not required to obtain approval from the CSRC under the M&A Rules for listing and trading of our securities, uncertainties still exist as to how the M&A Rules will be interpreted and implemented and the opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

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

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in us, nor can we compel our shareholders to comply with the requirements of SAFE Circular 37. As a result, we cannot assure you that all of our shareholders who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37. Failure by such shareholders to comply with SAFE Circular 37, or failure by us to amend the foreign exchange registrations of its Hong Kong subsidiaries, if applicable, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our Hong Kong subsidiaries’ ability to make distributions or pay dividends to us or affect o our ownership structure, which could adversely affect our business and prospects. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

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

We are a holding company incorporated in Delaware. We rely on dividends from our Hong Kong subsidiaries for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiaries will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

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

We receive substantially all of our revenues in Hong Kong Dollars. Under our current corporate structure, we and our British Virgin Islands holding company may rely on dividend payments from our Hong Kong subsidiaries to fund any cash and financing requirements that we may have. If the PRC government expands its currency controls to include the Hong Kong Dollar, we will be required to obtain SAFE approval to use cash generated from the operations of our Hong Kong subsidiaries and consolidated affiliated entities to pay off their respective debt in a currency other than Hong Kong Dollar or Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi or the Hong Kong Dollar. We may be prevented from obtaining sufficient foreign currencies to satisfy our foreign currency demands. As a result, we may not be able to pay dividends in foreign currencies to our shareholders. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

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

Risks Related to our International Operations

We are subject to risks associated with doing business internationally including compliance with domestic and foreign laws and regulations, economic downturns, political instability and other risks that could adversely affect our operating results.

We conduct our businesses and have assets located in Hong Kong. We are required to comply with numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities. We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third-party representatives globally. Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products. In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

Our operating results may be affected by changes in trade, monetary, fiscal and environmental policies, laws and regulations, and other activities of governments, agencies, and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, other trade barriers, and regulation or taxation of greenhouse gases. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, may limit our ability to transact business in these markets and may adversely affect our revenues and operating results.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our proposed activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We expect our revenues to be paid in non-U.S. currencies, and if currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

Our primary operations are conducted in Hong Kong and our operating currency is the Hong Kong Dollar. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For instance, if currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished.

We currently do not, but may in the future, implement hedging strategies, such as forward contracts, options, and foreign exchange swaps to mitigate this risk. There is no assurance that our efforts will successfully reduce or offset our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our financial results, including the following:

•	We have limited experience in implementing or operating hedging programs. Hedging programs are inherently risky and we could lose money as a result of poor trades;
•	We may be unable to hedge currency risk for some transactions or match the accounting for the hedge with the exposure because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures;
•	We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure;
•	We may determine that the cost of acquiring a foreign exchange hedging instrument outweighs the benefit we expect to derive from the derivative, in which case we would not purchase the derivative and would be exposed to unfavorable changes in currency exchange rates;
•	To the extent we recognize a gain on a hedge transaction in one of our subsidiaries that is subject to a high statutory tax rate, and a loss on the related hedged transaction that is subject to a lower rate, our effective tax rate would be higher; and
•	Significant fluctuations in foreign exchange rates could greatly increase our hedging costs.

We anticipate increased exposure to exchange rate fluctuations as we expand the breadth and depth of our international sales.

In our financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our international operations.

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. If future dividends are paid in the Hong Kong Dollars, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, our current directors and officers are nationals of Hong Kong. All or a substantial portion of the assets of this person are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon this person. In addition, there is uncertainty as to whether the courts of Hong Kong would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof or be competent to hear original actions brought in Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to our Common Stock

Due to the limited trading market for our securities, you may have difficulty selling any shares you own.

While our shares of common stock are quoted on the OTCQB tier of the OTC Markets Group, Inc., there is presently no meaningful demand for our common stock and virtually no public market exists for the shares being offered by the selling stockholders. The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCQB is not an issuer listing service, market or exchange. Although the OTCQB does not have any listing requirements per se, to be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you own or subsequently purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

Our common stock may become subject to the "penny stock" rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute "penny stock" is if has a market price of less than $5.00 per share, subject to certain exceptions. While the market price of our common stock is currently above $5.00, there can be no assurance that are price will consistently remain above $5.00, given the lack of liquidity in our stock. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Certain restrictions on the extent of puts may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Investment Agreement and the Equity Purchase Agreement, and as such, Strattner and Williamsburg may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.

Each of Strattner and Williamsburg has agreed to refrain from holding an amount of shares which would result in Strattner and Williamsburg owning more than 9.99% and 4.99%, respectively, of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent them from selling shares of common stock received in connection with a put, and then receiving additional shares of common stock in connection with a subsequent put. In this way, each of Strattner or Williamsburg could sell more than the foregoing limits in a relatively short time frame while still maintaining compliance with the prescribed limitations.

Because Strattner and Williamsburg will be paying less than the then-prevailing market price for our common stock, your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Investment Agreement or the Equity Purchase Agreement.

The common stock to be issued to Strattner and Williamsburg pursuant to the Investment Agreement or the Equity Purchase Agreement will be purchased at a price that is a discount to market. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted. Strattner and Williamsburg have a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Strattner and Williamsburg sell the shares, the price of our common stock could decrease. If our stock price decreases, Strattner and Williamsburg may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further adverse impact on our stock price.

The pricing structure of the Investment Agreement and the Equity Purchase Agreement may result in dilution to our stockholders.

Pursuant to the Investment Agreement and the Equity Purchase Agreement, Strattner and Williamsburg committed to purchase, subject to certain conditions, up to an aggregate of $35,000,000 of our common stock over a prescribed period. If we sell shares to Strattner and Williamsburg under the Investment Agreement or the Equity Purchase Agreement, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the Investment Agreement or the Equity Purchase Agreement, we will issue shares to Strattner and Williamsburg at a discount. If we draw down amounts under these agreements when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

We may not be able to access sufficient funds pursuant to the terms of the Investment Agreement or the Equity Purchase Agreement.

Our ability to purchase shares of our common stock to Strattner and Williamsburg and obtain funds pursuant to the terms of the Investment Agreement and Equity Purchase Agreement is limited, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Strattner and Williamsburg at any one time, which is determined in part by the trading price of our common stock, and a limitation on the obligation of Strattner and Williamsburg to purchase if such purchase would result in Strattner and Williamsburg beneficially owning more than 9.99% or 4.99%, as applicable, of our common stock. Accordingly, we may not be able to access sufficient funds when needed.

Future issuances of our common stock could dilute current stockholders or adversely affect the market.

Our business plan contemplates expanding our operations through acquisitions which may involve significant issuances of our common stock.  Future issuances of our common stock may be at values substantially below the price paid by the current holders of our common stock. In addition, common stock could be issued to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Sales of substantial amounts of our common stock, or even just the prospect of such sales, could depress the prevailing price of our common stock and our ability to raise equity capital in the future. Additionally, large share issuances would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The market price of our common stock may be volatile, and our stock price may fall below your purchase price at the time you desire to sell your shares of our common stock, resulting in a loss on your investment.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, without limitation:

•	actual or anticipated variations in our quarterly and annual operating results, financial condition or asset quality;
•	changes in general economic or business conditions, both domestically and internationally;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws and regulations affecting us;
•	the number of securities analysts covering us;
•	publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•	changes in market valuations or earnings of companies that investors deemed comparable to us;
•	the average daily trading volume of our common stock;
•	future issuances of our common stock or other securities;
•	additions or departures of key personnel;
•	perceptions in the marketplace regarding our competitors and/or us;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced significant fluctuations in recent years. In many cases, these changes have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which may make it difficult for you to resell your shares at the volume, prices and times desired.

Investing in our Company is highly speculative and could result in the entire loss of your investment.

An investment in our shares is highly speculative and involves significant risk. Our shares should not be purchased by any person who cannot afford to lose their entire investment. Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. Our shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment. For this reason, each prospective purchaser of our shares should read this document, the Amendment No. 3 to Form S-1/A filed with the SEC on March 1, 2022 and all of its exhibits carefully, and consult with their attorney, business and/or investment advisor.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by us.

Secondary trading in our common stocks will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock in any State or territory of the United States. Aside from a "secondary trading" exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold by the selling stockholders.

Anti-takeover effects of certain provisions of Delaware state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Delaware’s business combination law which prohibits certain business combinations between Delaware corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Delaware law, an "interested stockholder" is any person who is the beneficial owner, directly or indirectly, of fifteen percent or more of the voting power of the outstanding voting shares of the corporation. A corporation is subject to Delaware’s business combination law if it has more than 2000 stockholders or has its securities listed on a national securities exchange. The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

We maintain our approximately 2,186 square feet production workshop at Room 8, 4/F, Trans Asia Centre, 18 Kin Hong St, Kwai Chung, Kowloon, Hong Kong. According to the lease, we pay a monthly rent of HK$25,000 (approximately US$3,205). The lease initially expired on December 31, 2021, but was extended for an additional one (1) year term to December 31, 2022. The foregoing description of the lease and lease extension is qualified in its entirety by reference to the Lease Agreement and Extension Agreement, which are filed as Exhibits 10.1 and 10.2 to this Annual Report and incorporated herein by reference.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “LDSN”. Shares of our common stock began trading on April 1, 2020. As of April 11, 2022, the last closing price of our securities was $1.15, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$8.00	$2.00
Third Quarter	$17.95	$1.02
Second Quarter	$16.00	$5.70
First Quarter	$5.50	$1.75
Fiscal year ended December 31, 2020:
Fourth Quarter	$2.00	$0.13
Third Quarter	$0.13	$0.13
Second Quarter	$0.13	$0.13
First Quarter	$–	$–

(b)  Approximate Number of Holders of Common Stock

As of April 11, 2022, there were approximately 55 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

ITEM 6.  RESERVED.

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

Results of Operations

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our audited consolidated financial statements for the year ended December 31, 2021, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2020 as a result of COVID-19. Business closures in Hong Kong and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the fiscal year 2021.

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

Comparison of the years ended December 31, 2021 and December 31, 2020

The following table sets forth certain operational data for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Revenues, net	$1,001,438	$5,935,720
Cost of revenue	(230,840)	(1,027,662)
Gross profit	770,598	4,908,058
Total operating expenses	(5,214,194)	(659,097)
Other (expenses) income	–	(1,898
(Loss) income before Income Taxes	(4,443,596)	4,247,063
Income tax expense	(90,993)	(602,877)
Net (loss) income	$(4,534,589)	$3,644,186

Net (loss) income (excluding stock-based compensation expense)	(4,534,589)	3,969,186

Revenue. We generated revenues of $1,001,438 and $5,935,720 for the years ended December 31, 2021 and 2020. The significant decrease is due to the decrease in business volume due to downturn economy under the pandemic, respectively.

During the year ended December 31, 2021, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$693,304	70%	$2,427,487
Yu Lin Nuo Ya Interactive Entertainment Company Limited	154,067	15%	1,509,812
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	154,067	15%	1,164,531
Total:	$1,001,438	100%	$5,101,830

During the year ended December 31, 2020, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$3,284,657	55%	$2,041,928
Yu Lin Nuo Ya Interactive Entertainment Company Limited	1,448,086	24%	1,352,108
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	1,183,637	20%	1,088,683
Total:	$5,916,380	99%	$4,482,719

All customers are located in the PRC and Hong Kong.

Cost of Revenue. Cost of revenue for the year ended December 31, 2021 was $230,840, and as a percentage of net revenue, approximately 23.0%. Cost of revenue for the year ended December 31, 2020 was $1,027,662, and as a percentage of net revenue, approximately 17.3%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $770,598 and $4,908,058 for the years ended December 31, 2021 and 2020, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

Operating Expenses. We incurred operating expenses of $5,214,194 and $659,097 for the years ended December 31, 2021, and 2020, respectively. Operating expenses for the year ended December 31, 2021, consisted of $4,977,996 in allowance for doubtful accounts, $88,932 of professional fees and $147,266 of general and administrative expenses. Operating expenses for the year ended December 31, 2020, consisted solely of general and administrative expenses. Operating expenses for the year ended December 31, 2020, consisted of $325,000 in share based compensation, $127,416 of professional fees, $95,283 of payroll expenses and $111,398 of general and administrative expenses. The increase in general and administrative expenses is attributable to a significant allowance for doubtful accounts.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2021 and 2020 was $90,993 and $602,877, respectively.

Net Income. We incurred a net loss of $4,534,589 and a net income of $3,644,186 for the years ended December 31, 2021 and 2020, respectively. The decrease in net income is primarily attributable to the decrease in our business volume and a significant allowance for doubtful accounts.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $290, net accounts receivable of $129,150, deposits, prepayments and other receivables of $827,971 and debt discount of $700,000.

As of December 31, 2020, we had cash and cash equivalents of $40,447, accounts receivable of $4,499,746, and deposits, prepayments and other receivables of $665,052.

	Years ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(4,982)	$422,094
Net cash used in investing activities	–	(462,109)
Net cash used in financing activities	(14,560)	(195,154)

Net Cash Provided by Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $4,982, which consisted primarily of net loss of $4,534,589, depreciation of plant and equipment of $157,487, allowance for doubtful accounts of $4,977,996 and an increase of accrued expenses and other payables of $77,805 and tax payable of $86,638, offset by an increase in accounts receivable of $607,400, an increase in deposits, prepayments and other receivables of $162,919.

For the year ended December 31, 2020, net cash provided by operating activities was $422,904, which consisted primarily of a net income of $3,644,186, stock-based compensation expense of $325,000, depreciation of plant and equipment of $48,889, non-cash lease expenses of $35,600, an increase in tax payable of $603,758, an increase in accounts payable of $3,251, and increase in lease liabilities of $2,051 and an increase in accrued expenses and other payable of $22,232, offset by an increase in accounts receivable of $3,739,013 and an increase in deposits, prepayments and other receivables of $523,050.

Net Cash Used In Investing Activities.

For the year ended December 31, 2021, there is no net cash provided by investing activities.

For the year ended December 31, 2020, cash used in investing activities was $462,109 from the purchase of plant and equipment.

Net Cash Used In Financing Activities.

For the year ended December 31, 2021, net cash used in financing activities was $14,560, consisting primarily of advance to a director.

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

Material Cash Requirements

We have not achieved profitability during this year and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be slightly lower than 2021. As of December 31, 2021, we had the accumulated loss of $51,127. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amount due to director	13,730	13,730	–	–	–
Commercial commitments
Bank loan repayment	–	–	–	–	–
Tax payable	830,200	830,200	–	–	–
Total obligations	843,930	843,930	–	–	–

Going Concern

The consolidated financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue operating as a going concern. The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which states that we will realize our assets and satisfy any liabilities and commitments in the ordinary course of business. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing equity financing, existing shareholders will experience dilution of their interest in the Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our 12-month plan of operation and our business will fail.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

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

LUDUSON G INC.

J&S ASSOCIATE (AF002380) (Registered with PCAOB and MIA) UNIT B222,SOLARIS DUTAMAS 1, JALAN DUTAMAS 1, 50480, Kuala Lumpur, Malaysia. Tel : 03-62053622 Fax : 03-62053623 Email : jspartner348@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

LUDUSON G INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Luduson G Inc. and its subsidiaries (the ‘Company’) as of December 31, 2021, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company has incurred a net loss of $4,534,589 for the current year, and the liquidity position as at year end is not sufficient to service the liabilities of the Company in the next twelve months These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 4 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ J&S Associate

Certified Public Accountants

PCAOB Number : 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

April 15, 2022

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

LUDUSON G INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luduson G Inc. and its subsidiaries (the ‘Company’) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

LUDUSON G INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 and 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2021	2020
ASSETS
Current asset:
Cash and cash equivalents	$290	$40,447
Accounts receivable, net	129,150	4,499,746
Debt discount	700,000	–
Deposits, prepayments and other receivables	827,971	665,052

Total current assets	1,657,411	5,205,245

Non-current asset:
Plant and equipment	262,677	422,414

TOTAL ASSETS	$1,920,088	$5,627,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$3,251
Accrued liabilities and other payables	104,577	23,521
Amount due to a director	13,730	28,290
Tax payable	830,200	743,562

Total current liabilities	948,507	798,624

TOTAL LIABILITIES	948,507	798,624

Commitments and contingencies	–	–

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,210,000 and 28,110,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,821	2,811
Additional paid-in capital	1,032,179	332,189
Accumulated other comprehensive (loss) income	(12,292)	10,573
(Accumulated deficit) Retained earnings	(51,127)	4,483,462

Shareholders’ equity	971,581	4,829,035

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,920,088	$5,627,659

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Revenue, net	$1,001,438	$5,935,720

Cost of revenue	(230,840)	(1,027,662)

Gross profit	770,598	4,908,058

Operating expenses:
General and administrative expenses	(236,198)	(334,097)
Stock-based compensation	–	(325,000)
Allowance for doubtful accounts	(4,977,996)	–
Total operating expenses	(5,214,194)	(659,097)

(Loss) income from operation	(4,443,596)	4,248,961

Other (expenses) income:
Interest income	–	40
Interest expenses	–	(1,938)

Total other expenses	–	(1,898)

(LOSS) INCOME BEFORE INCOME TAXES	(4,443,596)	4,247,063

Income tax expense	(90,993)	(602,877)

NET (LOSS) INCOME	(4,534,589)	3,644,186

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(22,865)	5,138

COMPREHENSIVE (LOSS) INCOME	$(4,557,454)	$3,649,324

Net (loss) income per share:
Basic and diluted	$(0.16)	$0.18

Weighted average shares outstanding
Basic and diluted	28,141,233	20,332,350

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(4,534,589)	$3,644,186
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation of plant and equipment	157,487	48,889
Allowance for doubtful accounts	4,977,996	–
Share-based compensation for services	–	325,000
Non-cash lease expense	–	35,600

Change in operating assets and liabilities:
Accounts receivable	(607,400)	(3,739,013)
Deposits, prepayments and other receivables	(162,919)	(523,050)
Accounts payable	–	3,251
Accrued expenses and other payables	77,805	22,232
Lease liabilities	–	2,051
Tax payable	86,638	603,758
Net cash (used in) provided by operating activities	(4,982)	422,904

Cash flows from investing activities:
Purchases of plant and equipment	–	(462,109)

Net cash used in investing activities	–	(462,109)

Cash flows from financing activities:
(Advance to) repayment from a director	(14,560)	28,290
Repayment of lease liabilities	–	(38,525)
Dividend paid to former shareholders	–	(184,919)

Net cash used in financing activities	(14,560)	(195,154)

Effect on exchange rate change on cash and cash equivalents	(20,615)	5,116

Net change in cash and cash equivalents	(40,157)	(229,244)

BEGINNING OF YEAR	40,447	269,691

END OF YEAR	$290	$40,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total shareholders’
	No. of shares	Amount	capital	(loss) income	earnings	equity
Balance as at January 1, 2020	10,000,000	$1,000	$9,000	$5,435	$1,024,195	$1,039,630

Dividends paid to former shareholders	–	–	–	–	(184,919)	(184,919)
Shares issued for acquisition of legal acquirer	15,610,000	1,561	(1,561)	–	–	–
Shares issued for service rendered	2,500,000	250	324,750	–	–	325,000
Foreign currency translation adjustment	–	–	–	5,138	–	5,138
Net income for the year	–	–	–	–	3,644,186	3,644,186

Balance as at December 31, 2020	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Balance as at January 1, 2021	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Shares issued for commitment shares as debt discount	100,000	10	699,990	–	–	700,000
Foreign currency translation adjustment	–	–	–	(22,865)	–	(22,865)
Net loss for the year	–	–	–	–	(4,534,589)	(4,534,589)

Balance as at December 31, 2021	28,210,000	$2,821	$1,032,179	$(12,292)	$(51,127)	$971,581

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Luduson G Inc. ("the Company" or "LDSN") was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company’s name was changed to Baja Custom Designs, Inc. on November 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). The Company’s name was further changed to Luduson G Inc. on July 15, 2020.

Currently, the Company through its subsidiaries, mainly provide events marketing strategies with a combination of digital interactive solutions and content production services in Hong Kong. The Company is principally engaged in developing and distributing digital entertainment - interactive game software and providing system development consultancy, maintenance services to the customers and providing interactive games installations in shopping mall events, exhibitions and brand promotions.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

Luduson Holding Company Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of $1	100%

Luduson Entertainment Limited	Hong Kong	Sales and marketing	10,000 ordinary shares for HK$10,000	100%

G Music Asia Limited	British Virgin Islands	Event planning	2 ordinary shares at par value of $1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The allowance for doubtful accounts was $4,972,680 and $0 as of December 31, 2021 and 2020, respectively.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

•	Revenue recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

The transaction price for each contract is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised products or services to the customer. Collectability of revenue is reasonably assured based on historical evidence of collectability of fees the Company charges its customers. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. At contract inception, the Company determines whether it satisfies the performance obligation over time or at a point in time.

The Company derives its revenues from the sale of marketing software solution and maintenance service, in a monthly term. The Company’s performance obligation includes the software maintenance to certain digital interactive system or outdoor LED interactive gaming system.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The majority of the Company’s contracts with customers only contain a single performance obligation. When the agreements involve with multiple performance obligations, the Company will account for individual performance obligations separately, if they are distinct.

The Company recognizes its revenue upon the rendering of certain services, upon the monthly billing.

•	Cost of revenue

Cost of revenue consists primarily of the fees paid to contracted programmers and labor costs, which are directly attributable to the rendering of services.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020.

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

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31,2021	December 31,2020
Year-end HKD:US$ exchange rate	0.12825	0.12899
Annual average HKD:US$ exchange rate	0.12839	0.12894

•	Comprehensive income

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

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

•	Share-based compensation

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

•	Debt issued with common stock

Debt issued with common stock is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. The Company recorded the relative fair value of common stock and warrants related to the issuance of debt as a debt discount or premium. The discount or premium is subsequently amortized to interest expense over the expected term of the debt.

•	Leases

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842).” for all periods presented.  This standard requires lessees to recognize lease assets (“right of use”) and related lease obligations (“lease liabilities”) on the balance sheet for leases with terms in excess of 12 months.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized at January 1, 2019 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.	COVID-19 RELATED RISKS AND UNCERTAINTIES

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, the business operations have been directly affected. In particular, during 2021, the Company experienced a significant decline in demand for marketing and gaming businesses, as a result of the reduction in cost budgets by the merchandizers and competition in online gaming businesses. In order to mitigate the risk from COVID-19, the Company took expedited measures to reduce operating expenses and preserve cash, including headcount reduction, freezing hiring and voluntary salary reductions from the senior leadership. The majority of the Company’s customers suffered from liquidity difficulties and deteriorated the collection of the accounts receivables.

Due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, the Company has experienced by a certain extent of the impact of COVID-19 on its business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on the business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, the Company cannot predict the extent to which our business, financial condition and results of operations will be affected.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	GOING CONCERN UNCERTAINTIES

The Company’s consolidated financial statements as of December 31, 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $4,534,589 for the current year. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital and the continued financial support from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

5.	BUSINESS SEGMENT

The Company considers its business activities to constitute two reportable segments. The segment analysis of the Company’s revenues is as follows:

	Years ended December 31,
	2021	2020

Digital marketing	$693,304	$5,916,380
Entertainment	308,134	19,340
	$1,001,438	$5,935,720

6.	ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided the allowance for the years ended December 31, 2021 and 2020, as follows:

	As of December 31,
	2021	2020

Accounts receivable, cost	$5,101,830	$4,499,746
Less: allowance for doubtful accounts	(4,972,680)	–
Accounts receivable, net	$129,150	$4,499,746

As the COVID-19 pandemic evolves, the Company’ customers suffer from a general economic downturn in Hong Kong and China, including, but not limited to, financial market volatility and erosion, deteriorating credit, liquidity concerns, further increases in government intervention, increasing unemployment, broad declines in consumer discretionary spending, reductions in production because of decreased demand, layoffs and other restructuring activities. The Company’s business has been directly affected and experienced from the deteriorating collection trend and considered to make a significant allowance for long-aged and doubtful accounts receivable.

For the years ended December 31, 2021 and 2020, the Company made $4,977,996 and $0 on the allowance for doubtful accounts and charged to the consolidated statements of operations, respectively.

Subsequently, the Company fully recovered $129,150 by subsequent settlements from its customer in January 2022.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2021	2020

Leasehold improvement	$64,495	$64,495
Computer equipment	418,371	418,371
Furniture and equipment	6,908	6,908
Foreign translation difference	(2,651)	154
	487,123	489,928
Less: accumulated depreciation	(224,809)	(67,322)
Less: foreign translation difference	363	(192)
	$262,677	$422,414

Depreciation expense for the years ended December 31, 2021 and 2020 were $157,487 and $48,889, respectively.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of December 31,
	2021	2020

Deposit for business project	$138,615	$139,414
Prepayment for vending machine	519,422	522,413
Prepayments	166,728	–
Rental deposit	3,206	3,225
	$827,971	$665,052

Prepayment for business project represents the security deposit to the project under the collaboration agreement, which is unsecured and non-refundable. The prepayment will be charged to the project cost upon the commencement of its project in the next six months.

Prepayment for vending machine represents the deposit for purchase of vending machines. The prepayment will be charged to the project cost upon the use of the machine in the next twelve months.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.       AMOUNT DUE TO A RELATED PARTY

As of December 31, 2021, the amount due to a related party represented temporary advances made by the Company’s director, Mr Wong Ka Leung, which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

10.       SHAREHOLDERS’ EQUITY

Authorized shares

As of December 31, 2021 and 2020, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

The Company's first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Pacific Shores Development, Inc. (“PSD”). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their Pro Rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the distribution of 2,500,000 warrants in the Company to all administrative creditors of PSD, with these creditors to receive five warrants in the Company for each $0.10 of PSD's administrative debt which they held. These creditors received 2,500,000 warrants consisting of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2020. On April 15, 2020 expiration dates were extended to August 30, 2025. As of the date of this report, no warrants have been exercised.

On May 22, 2020, the Company consummated the acquisition of LHCL and agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of its common stock, at a value of $0.10 per share, for an aggregate value of $1,000,000.

As of December 31, 2021 and 2020, the Company has a total of 2,500,000 shares of warrants.

Issued and outstanding shares

On January 2, 2020, the Company declared and paid a dividend of $184,919 to its shareholders.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On September 9, 2020, the Company issued 2,500,000 shares of its common stock to five individuals of consultants and service providers for the IT programming and marketing services rendered to the Company, at the fair value of $0.13 per shares, totally $325,000.

In September 2021, the Company issued 100,000 restricted shares of its common stock to Williamsburg as Initial Commitment Shares which is treated as debt discount and it will be amortized to interest expense over the expected term of the debt.

As of December 31, 2021 and 2020, the Company has a total of 28,210,000 and 28,110,000 shares of its common stock issued and outstanding.

11.	INCOME TAX

For the years ended December 31, 2021 and 2020, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2021	2020

Domestic	$–	$(343,616)
Foreign	(4,443,596)	4,590,679
Total	$(4,443,596)	$4,247,063

The provision for income taxes as shown in the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2021	2020

Current:
Domestic	$–	$–
Foreign	90,993	602,877

Deferred:
Domestic	–	–
Foreign	–	–
Provision for income taxes	$90,993	$602,877

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, the operations in the United States of America incurred $343,616 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $72,159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

(Loss) income before income taxes	$(4,443,596)	$4,590,679
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(733,193)	757,462
Tax effect of non-deductible items	847,355	8,067
Tax effect of non-taxable items	(700)	(138,797)
One-off tax reduction	(22,469)	(23,855)
Income tax expense	$90,993	$602,877

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

Net (loss) income attributable to common shareholders	$(4,534,589)	$3,644,186

Weighted average common shares outstanding – Basic and diluted	28,141,233	20,332,350

Net (loss) income per share – Basic and diluted	$(0.16)	$0.18

13.	PENSION COSTS

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $2,311 and $1,160 for the years ended December 31, 2021 and 2020, respectively.

14.	RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended December 31, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$693,304	70%		$2,427,487
Customer B	154,067	15%		1,509,812
Customer C	154,067	15%		1,164,531

Total:	$1,001,438	100%	Total:	$5,101,830

At December 31, 2021, accounts receivable balances were provided by the allowance of doubtful accounts of $4,972,680, after considering the subsequent settlements in January 2022.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2020			December 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$3,284,657	55%		$2,041,928
Customer B	1,448,086	24%		1,352,108
Customer C	1,183,637	20%		1,088,683

Total:	$5,916,380	99%	Total:	$4,482,719

All customers are located in the PRC and Hong Kong.

(b)	Economic and political risk

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

16.       COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

On August 20, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of August 20, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. The Company agreed to use its best efforts to file such registration statement with the SEC by November 30, 2021.

17.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were effective as of December 31, 2021.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2021.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2021 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

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

Name	Age	Positions
Ka Leung Wong	43	Chief Executive Officer, Director
Lan Chan	58	Chief Financial Officer, Chief Operating Officer, Secretary, Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Ka Leung (Wallis) WONG, age 43, joined us as our President, Chief Executive Officer and Director on May 8, 2020. He has more than 20 years’ experience in the manufacturing, import and export trade industry in Asia. In 2004, Mr. Wong founded 3 Dynamics (Asia) Limited, a Hong Kong based mobile game and entertainment services company where he currently serves as the director. Under his leadership, 3 Dynamics has become one of the top innovators in Hong Kong, leveraging location-based technology in 3G and Wi-Fi game applications. He has successfully developed and launched more than 80 mobile games and entertainment services (including multiple award-winning games, “3G Mopas”, “Hong Kong War” and “DigiPublish” Platform) and launched in multiple regions such as Hong Kong, Macau, Taiwan, Mainland China, Southeast Asia and Europe.

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

Lan CHAN, age 58, joined us as our Chief Financial Officer, Secretary and Director on April 15, 2020. He has more than 30 years’ experience in the manufacturing, import and export trade industry in Asia. He graduated from a tertiary school in Hong Kong and received his engineering diploma. He founded his business that markets and distributes LED products and components throughout the People’s Republic of China and the Asian region in 2012 and currently serves as its director.  Mr. Chan will bring to the Company his deep experience of conducting business in the PRC and Asia region.

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

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since December 31, 2021.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2021.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2021 and 2020 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2021, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compen- sation ($)	Total ($)

Ka Leung WONG	2021	46,220	0	0	0	46,220
(Chief Executive Officer, President and Director)	2020	47,706	0	0	0	47,706

Lan CHAN (2)	2021	0	0	0	0	0
(Chief Financial Officer, Secretary and Director)	2020	0	0	0	0	0

_______________

(1)	Linda Masters served as our Chief Executive Officer, Chief Financial Officer, Secretary and director from February 18, 2016, to March 27, 2018.
(2)	Ka Leung WONG was appointed to serve as our Chief Executive Officer, President and Director effective May 22, 2020
(3)	Lan CHAN was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Director effective April 15, 2020. Mr. Chan resigned from his positions as Chief Executive Officer and President effective May 22, 2020, and was concurrently appointed Chief Operating Officer.

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

Compensation of Directors

During our fiscal year ended December 31, 2021, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Ka Leung Wong

Lan Chan

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 11, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Officers and Directors
Lan CHAN (3)	14,960,000	53.03%
Ka Leung WONG (4)	1,200,000	4.25%

All executive officers and directors as a group (2 persons)	16,160,000	57.28%

Shareholders Holding In Excess of 5%
Siu Chung CHEUNG	6,800,000	24.10%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 11, 2022. Applicable percentage ownership is based on 28,210,000 shares of common stock outstanding as of April 11, 2022, and any shares that such person or persons has the right to acquire within 60 days of April 11, 2022, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
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

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2021, and December 31, 2020, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, Mr. Wong Ka Leung, our director, makes temporary advances on an unsecured, interest-free basis with no fixed repayment terms. As of December 31, 2021, the amount due to Mr. Wong was $66,135.

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

ITEM 14.   Principal AccountING Fees And Services.

Total Asia Associates PLT (“Total”) audited our financial statements for the fiscal years ended December 31, 2020. J&S Associate (“JS”) audited our financial statements for the fiscal years ended December 31, 2021.

All audit work was performed by the full time employees of Total and JS for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Total and JS, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	Years Ended December 31,
Category	2021	2020*

TOTAL ASIA ASSOCIATES PLT:
Audit Fees	$13,500	$38,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$–	$38,000

J&S ASSOCIATES:
Audit Fees	$32,000	$–
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
	$32,000	$–

*	The 2020 fees billed by our predecessor independent accountants, TOTAL Asia Associates PLT.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

(3)	Exhibits

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (7)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (3)
10.2	Rental Agreement, dated December 28, 2021 *
10.3	Memorandum of Understanding dated August 6, 2020, by and between G Music Asia Limited and I-Generation Company Limited (4)
10.4	Investment Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (5)
10.5	Registration Rights Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (5)
10.6	Equity Purchase Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation, and Williamsburg Venture Holdings, LLC (6)

10.7	Registration Rights Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation and Williamsburg Venture Holdings, LLC (6)
21	List of Subsidiaries (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instances Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
(4)	Incorporated by reference to the Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2021.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2021.
(7)	Incorporated by reference to the Exhibits to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.

ITEM 16.   FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 15, 2022	LUDUSON G INC.

	By:	/s/Ka Leung Wong
Ka Leung Wong
Chief Executive Officer

