Form 10-Q
period 2022-03-31
Luduson G Inc.
filed 2022-05-23
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of May 9, 2022, the issuer had 28,210,000 shares of common stock issued and outstanding.

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

Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” as disclosed in our Annual Report on Form 10-K which has been filed with the SEC on April 15, 2022.

Risk Factor Summary

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong” as disclosed in our Annual Report on Form 10-K which has been filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2022.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business.
•	We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong.
•	Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.
•	The Chinese government exerts substantial influence over, and can intervene at any time with little to no advance notice: (i) in the manner in which we operate and conduct our business activities; and (ii) offering conducted overseas and or foreign investment in China-based issuers, which could result in a material change in our operations and or the value of our securities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.
•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.
•	PRC regulation of loans to, and direct investments in, Hong Kong entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our Hong Kong operating subsidiaries.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiaries, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and the Accelerating the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is located in Malaysia and not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.
•	We are organized under the laws of the State of Delaware as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in Hong Kong.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of PRC subsidiaries, and dividends payable by PRC subsidiaries to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

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

Luduson G Inc. is permitted under the Delaware laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries are also permitted under the laws of Hong Kong to provide funding to Luduson G Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this prospectus, there has been no dividends or distributions among the holding company or the subsidiaries.

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

Subject to the Delaware General Corporation Law and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Delaware statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Luduson G Inc. to Luduson Entertainment Limited or from Luduson Entertainment Limited to Luduson G Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to Luduson G Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers or distributions.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” as disclosed in our Annual Report on Form 10-K which has been filed with the SEC on April 15, 2022.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,044	$290
Accounts receivable, net	8,576	129,150
Amount due from a director	46,211	–
Debt discount	700,000	700,000
Deposits, prepayments and other receivables	824,462	827,971

Total current assets	1,598,293	1,657,411

Non-current asset:
Plant and equipment	223,437	262,677

TOTAL ASSETS	$1,821,730	$1,920,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$113,818	$104,577
Tax payable	830,200	830,200
Amount due to a director	–	13,730

Total current liabilities	944,018	948,507

TOTAL LIABILITIES	944,018	948,507

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,210,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,821	2,821
Additional paid in capital	1,032,179	1,032,179
Accumulated other comprehensive loss	(16,709)	(12,292)
Accumulated deficit	(140,579)	(51,127)

Stockholders’ equity	877,712	971,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,821,730	$1,920,088

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2022	2021

Revenue, net	$1,281	$193,376

Cost of revenue	–	(34,371)

Gross profit	1,281	159,005

Operating expenses:
General and administrative expenses	(71,733)	(38,853)
Professional fee	(19,000)	–
Total operating expenses	(90,733)	(38,853)

(LOSS) INCOME BEFORE INCOME TAXES	(89,452)	120,152

Income tax expense	–	(12,840)

NET (LOSS) INCOME	(89,452)	107,312

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4,417)	(13,766)

COMPREHENSIVE (LOSS) INCOME	$(93,869)	$93,546

Net (loss) income per share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average shares outstanding
Basic	28,210,000	28,110,000
Diluted	28,210,000	28,110,000

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2022	2021
Cash flow from operating activities:
Net (loss) income	$(89,452)	$107,312
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	39,240	39,743

Change in operating assets and liabilities:
Accounts receivable	120,574	(160,401)
Deposits and prepayments and other receivables	3,509	–
Accrued expenses and other payables	9,241	(7,346)
Tax payable	–	10,733

Net cash provided by (used in) operating activities	83,112	(9,959)

Cash flow from financing activities:
Repayment to a director	(59,941)	(9,674)

Net cash used in financing activities	(59,941)	(9,674)

Effect on exchange rate change on cash and cash equivalents	(4,417)	(10,814)

Net change in cash and cash equivalents	18,754	(30,447)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	290	40,447

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,044	$10,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months ended March 31, 2021 and 2022
	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total Stockholders’
	No. of shares	Amount	Capital	income (loss)	earnings	equity

Balance as at January 1, 2021	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Foreign currency translation adjustment	–	–	–	(13,766)	–	(13,766)
Net income for the period	–	–	–	–	107,312	107,312

Balance as at March 31, 2021	28,110,000	$2,811	$332,189	$(3,193)	$4,590,774	$4,922,581

Balance as at January 1, 2022 (audited)	28,210,000	$2,821	$1,032,179	$(12,292)	$(51,127)	$971,581

Foreign currency translation adjustment	–	–	–	(4,417)	–	(4,417)
Net loss for the period	–	–	–	–	(89,452)	(89,452)

Balance as at March 31, 2022	28,210,000	$2,821	$1,032,179	$(16,709)	$(140,579)	$877,712

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Luduson Holding Company Limited	British Virgin Island	Investment holding	10,000 ordinary shares at par value of $1	100%

Luduson Entertainment Limited	Hong Kong	Sales and marketing	10,000 ordinary shares for HKD10,000	100%

G Music Asia Limited	British Virgin Islands	Event planning	2 ordinary shares at par value of $1	100%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●   Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022.

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

●   Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended March 31, 2022 and 2021 were $38,252 and $39,743, respectively.

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

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end HKD:US$ exchange rate	0.12771	0.12863
Period average HKD:US$ exchange rate	0.12813	0.12892

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

●    Debt issued with common stock

Debt issued with common stock is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. The Company recorded the relative fair value of common stock and warrants related to the issuance of debt as a debt discount or premium. The discount or premium is subsequently amortized to interest expense over the expected term of the debt.

●   Leases

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

NOTE – 3 ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided for further allowances for the three months ended March 31, 2022 and 2021.

	March 31, 2022	December 31, 2021
		(Audited)

Accounts receivable, cost	$4,960,175	$5,101,830
Less: allowance for doubtful accounts	(4,951,599)	(4,972,680)
Accounts receivable, net	$8,576	$129,150

NOTE – 4 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	March 31, 2022	December 31, 2021
		(Audited)

Prepayments for business project	$138,027	$138,615
Prepayments for vending machine	517,220	519,422
Prepayments	166,022	166,728
Rental deposit	3,193	3,206
	$824,462	$827,971

Prepayment for business project represents the security deposit to the project under the collaboration agreement, which is unsecured and non-refundable. The prepayment will be charged to the project cost upon the commencement of its project in the next six months.

Prepayment for vending machine represents the deposit for purchase of vending machines. The prepayment will be charged to the project cost upon the use of the machine in the next twelve month.

NOTE – 5 AMOUNT DUE FROM A RELATED PARTY

As of March 31, 2022, the amount due from a related party, a director represented temporary advances made by the Company’s director, Mr Wong Ka Leung, which was unsecured, interest-free and repayable on demand.

NOTE – 6 STOCKHOLDERS’ EQUITY

Authorized shares

As of March 31, 2022 and December 31, 2021, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

The Court also ordered the distribution of 2,500,000 warrants in the Company to all administrative creditors of PSD, with these creditors to receive five warrants in the Company for each $0.10 of PSD's administrative debt which they held. These creditors received 2,500,000 warrants consisting of 500,000 "A Warrants" each convertible into one share of common stock at an exercise price of $4.00; 500,000 "B Warrants" each convertible into one share of common stock at an exercise price of $5.00; 500,000 "C Warrants" each convertible into one share of common stock at an exercise price of $6.00; 500,000 "D Warrants" each convertible into one share of common stock at an exercise price of $7.00; and 500,000 "E Warrants" each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2020. On April 15, 2020, the expiration dates were extended to August 30, 2025.

As of March 31, 2022, no warrants have been exercised.

Issued and outstanding shares

As of March 31, 2022 and December 31, 2021, 28,210,000 common shares were issued and outstanding, and 2,500,000 warrants to acquire common shares were issued and exercisable.

NOTE – 7 INCOME TAX

The Company mainly operates in Hong Kong and is subject to taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

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

As of March 31, 2022, the operations in the United States of America incurred $343,616 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $72,159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months ended March 31,
	2022	2021

(Loss) income before income taxes	$(89,452)	$120,152
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(14,759)	19,825
Tax effect of non-deductible items	6,312	6,558
Tax effect of deductible items	(559)	(703)
Tax holiday	–	(12,840)
Net operating loss	9,006	–
Income tax expense	$–	$12,840

As of March 31, 2022, the operations in Hong Kong incurred $54,408 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $8,977 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE – 7 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 8 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended March 31, 2022 and 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$1,281	100%		$1,281

Total:	$1,281	100%	Total:	$1,281

	Three months ended March 31, 2021			March 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$116,026	60%		$2,132,021
Customer B	38,675	20%		1,398,494
Customer C	38,675	20%		1,124,229

Total:	$193,376	100%	Total:	$4,654,744

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

9.       COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

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

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full discussion of the history and general development of our business is included in “Item 1. Description of Business” section of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022 (the “10-K”), which section is incorporated by reference.

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

Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth in the 10-K.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong, China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in Hong Kong, the Company’s business, results of operations, and financial condition for calendar year 2021 have been adversely affected.

Management believes that COVID-19 could continue to have a material impact on its financial results for the first half of calendar year 2022 and could cause the potential impairment of certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management is continuing to work closely with its service centers to enhance their marketing and promotion activities to generate revenue.

We believe that the Company can generate sufficient cash flow over the next 12 months to implement the revised business plan. We believe that we will need approximately $1.5 million to implement our revised business plan for the 12 months thereafter.

Results of Operations.

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth certain operational data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenues	$1,281	$193,376
Cost of revenue	–	(34,371)
Gross profit	1,281	159,005
Total operating expenses	(90,733)	(38,853)
(Loss) Income before Income Taxes	(89,452)	120,152
Income tax expense	–	(12,840)
Net (loss) income	(89,452)	107,312

Revenue. We generated revenues of $1,281 and $193,376 for the three months ended March 31, 2022 and 2021. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the unexpected Omicron outbreak, starting from December 2021 up to March 2022, globally and in Hong Kong and China.

During the three months ended March 31, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended March 31, 2022		March 31, 2022
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$1,281	100%	$1,281

	$1,281	100%	$1,281

	Three months ended March 31, 2021			March 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
Ease Audio Group Limited	$116,026	60%		$2,132,021
Yu Lin Nuo Ya Interactive Entertainment Company Limited	38,675	20%		1,398,494
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	38,675	20%		1,124,229

Total:	$193,376	100%	Total:	$4,654,744

All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the three months ended March 31, 2022, was $0, and as a percentage of net revenue, approximately 0%. Cost of revenue for the three months ended March 31, 2021, was $34,371, and as a percentage of net revenue, approximately 17.8%. Cost of revenue increased primarily as a result of the decrease in our business volume  .

Gross Profit. We achieved a gross profit of $1,281 and $159,005 for the three months ended March 31, 2022 and 2021, respectively. The increase in gross profit is primarily attributable to the increase in our business volume.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $90,733 and $38,853 for the three months ended March 31, 2022, and 2021, respectively. The increase in G&A is due to the addition of legal, accounting and review fees.

Income Tax Expense. Our income tax expenses for the quarters ended March 31, 2022 and 2021 was $0 and $12,840, respectively.

Net (Loss) Income. During the three months ended March 31, 2022, we incurred a net loss of $89,452, as compared to a net income of $107,312 for the same period ended March 31, 2021. The decrease in net income is primarily attributable to the decrease in our business volume amid the unexpected omicron outbreak in the first quarter of 2022.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $19,044, accounts receivable of $8,576, deposits, prepayments and other receivables of $824,462.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$83,112	$(9,959)
Net cash provided by (used in) investing activities	$–	$–
Net cash used in financing activities	$(59,941)	$(9,674)

Net Cash Provided By (Used In) Operating Activities.

For the three months ended March 31, 2022, net cash provided by operating activities was $83,112, which consisted primarily of a net loss of $89,452, a decrease in deposits, prepayments and other receivables of $3,509, a decrease in accounts receivables of $120,574, an increase in accrued expenses and other payables of $9,241, and depreciation of plant and equipment of $39,240.

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

For the three months ended March 31, 2022, there is no net cash provided by investing activities.

For the three months ended March 31, 2021, there is no net cash provided by investing activities.

Net Cash Used In Financing Activities.

For the three months ended March 31, 2022,   net cash used in financing activities was $59,941 consisting primarily of a repayment to a director.

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

—   Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

—   Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the period reported. Actual results may differ from these estimates.

—   Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

—   Accounts receivable

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

—   Revenue recognition

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

—   Foreign currencies translation

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Hong Kong and Seychelles maintain their books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

—   Debt issued with common stock

Debt issued with common stock is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. The Company recorded the relative fair value of common stock and warrants related to the issuance of debt as a debt discount or premium. The discount or premium is subsequently amortized to interest expense over the expected term of the debt.

—   Leases

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

—   Recent accounting pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter ended March 31, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (4)
10.2	Rental Agreement, dated December 28, 2021 (5)
10.3	Memorandum of Understanding dated August 6, 2020, by and between G Music Asia Limited and I-Generation Company Limited (6)
10.4	Investment Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (7)
10.5	Registration Rights Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (7)
10.6	Equity Purchase Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation, and Williamsburg Venture Holdings, LLC (8)
10.7	Registration Rights Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation and Williamsburg Venture Holdings, LLC (8)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instances Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Exhibits to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
(5)	Incorporated by reference to the Exhibits to the annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.
(6)	Incorporated by reference to the Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2021.
(8)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2021.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2022

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

