Form 10-Q/A
period 2022-03-31
Luduson G Inc.
filed 2022-05-24
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-Q (the “Amendment”) amends the Quarterly Report of Luduson G Inc. on Form 10-Q for the quarter ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on May 23, 2022, and is being filed to make clarifying amendments that, in the aggregate, are not material, to the financial statements and the notes thereto. Except as set forth above, no other changes to Item 1. Financial Statements were made. This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,044	$290
Accounts receivable, net	8,576	129,150
Amount due from a related party	46,211	–
Debt discount	700,000	700,000
Deposits, prepayments and other receivables	824,462	827,971

Total current assets	1,598,293	1,657,411

Non-current asset:
Plant and equipment	223,437	262,677

TOTAL ASSETS	$1,821,730	$1,920,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$113,818	$104,577
Tax payable	830,200	830,200
Amount due to a related party	–	13,730

Total current liabilities	944,018	948,507

TOTAL LIABILITIES	944,018	948,507

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,210,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,821	2,821
Additional paid in capital	1,032,179	1,032,179
Accumulated other comprehensive loss	(16,709)	(12,292)
Accumulated deficit	(140,579)	(51,127)

Stockholders’ equity	877,712	971,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,821,730	$1,920,088

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

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2022	2021
Cash flow from operating activities:
Net (loss) income	$(89,452)	$107,312
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	39,240	39,743

Change in operating assets and liabilities:
Accounts receivable	120,574	(160,401)
Deposits and prepayments and other receivables	3,509	–
Accrued expenses and other payables	9,241	(7,346)
Tax payable	–	10,733

Net cash provided by (used in) operating activities	83,112	(9,959)

Cash flow from financing activities:
Repayment to a related party	(59,941)	(9,674)

Net cash used in financing activities	(59,941)	(9,674)

Effect on exchange rate change on cash and cash equivalents	(4,417)	(10,814)

Net change in cash and cash equivalents	18,754	(30,447)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	290	40,447

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,044	$10,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

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

●   Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2022 and December 31, 2021, there were allowances for doubtful debts of $4,951,599 and $4,972,680 respectively.

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

NOTE – 3 ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, there were no allowances for doubtful debts to be charged to the consolidated statements of operations for the three months ended March 31, 2022 and 2021.

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

Date: May 24, 2022

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

