Form 10-Q
period 2022-06-30
Luduson G Inc.
filed 2022-08-16
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of August 12, 2022, the issuer had 28,210,000 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$45,960	$290
Accounts receivable, net	14,019	129,150
Amount due from a related party	26,996	–
Debt discount	700,000	700,000
Deposits, prepayments and other receivables	822,768	827,971

Total current assets	1,609,743	1,657,411

Non-current asset:
Plant and equipment	184,930	262,677

TOTAL ASSETS	$1,794,673	$1,920,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$135,513	$104,577
Tax payable	824,983	830,200
Amount due to a related party	–	13,730

Total current liabilities	960,496	948,507

TOTAL LIABILITIES	960,496	948,507

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,210,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,821	2,821
Additional paid in capital	1,032,179	1,032,179
Accumulated other comprehensive loss	(13,696)	(12,292)
Accumulated deficit	(187,127)	(51,127)

Stockholders’ equity	834,177	971,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,794,673	$1,920,088

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021

Revenue, net	$12,776	$463,755	$14,057	$657,131

Cost of revenue	–	(34,335)	–	(68,706)

Gross profit	12,776	429,420	14,057	588,425

Operating expenses:
General and administrative expenses	(92,655)	(64,001)	(183,388)	(102,854)
Total operating expenses	(92,655)	(64,001)	(183,388)	(102,854)

Other income:
Bad debt recovery	33,331	–	33,331	–

(LOSS) INCOME BEFORE INCOME TAXES	(46,548)	365,419	(136,000)	485,571

Income tax expense	–	(58,424)	–	(71,264)

NET (LOSS) INCOME	(46,548)	306,995	(136,000)	414,307

Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,013	5,757	(1,404)	(8,009)

COMPREHENSIVE (LOSS) INCOME	$(43,535)	$312,752	$(137,404)	$406,298

Net (loss) income per share
- Basic and diluted	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average shares outstanding
- Basic and diluted	28,210,000	28,110,000	28,210,000	28,110,000

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months ended June 30,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(136,000)	$414,307
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of plant and equipment	76,301	79,443

Change in operating assets and liabilities:
Accounts receivable	115,131	(400,993)
Deposits and prepayments and other receivables	5,203	(166,346)
Accrued expenses and other payables	30,936	13,635
Tax payable	–	71,264

Net cash provided by operating activities	91,571	11,310

Cash flows from financing activities:
(Repayment to) advance from a director	(40,726)	19,302

Net cash (used in) provided by financing activities	(40,726)	19,302

Effect on exchange rate change on cash and cash equivalents	(5,175)	(8,603)

Net change in cash and cash equivalents	45,670	22,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	290	40,447

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,960	$62,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Six Months ended June 30, 2021 and 2022
	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total Stockholders’
	No. of shares	Amount	Capital	income (loss)	earnings	equity

Balance as at January 1, 2021 (audited)	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Foreign currency translation adjustment	–	–	–	(13,766)	–	(13,766)
Net income for the period	–	–	–	–	107,312	107,312

Balance as at March 31, 2021	28,110,000	2,811	332,189	(3,193)	4,590,774	4,922,581

Foreign currency translation adjustment	–	–	–	5,757	–	5,757
Net income for the period	–	–	–	–	306,995	306,995

Balance as at June 30, 2021	28,110,000	$2,811	$332,189	$2,564	$4,897,769	$5,235,333

Balance as at January 1, 2022 (audited)	28,210,000	$2,821	$1,032,179	$(12,292)	$(51,127)	$971,581

Foreign currency translation adjustment	–	–	–	(4,417)	–	(4,417)
Net loss for the period	–	–	–	–	(89,452)	(89,452)

Balance as at March 31, 2022	28,210,000	2,821	1,032,179	(16,709)	(140,579)	877,712

Foreign currency translation adjustment	–	–	–	3,013	–	3,013
Net loss for the period	–	–	–	–	(46,548)	(46,548)

Balance as at June 30, 2022	28,210,000	$2,821	$1,032,179	$(13,696)	$(187,127)	$834,177

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Luduson G Inc. (“the Company” or “LDSN”) was organized under the laws of the State of Delaware on March 6, 2014 under the name Jovanovic-Steele, Inc. The Company’s name was changed to Baja Custom Designs, Inc. on November 30, 2017. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. (“PSD”). The Company’s name was further changed to Luduson G Inc. on July 15, 2020.

Currently, the Company through its subsidiaries, mainly provide events marketing strategies with a combination of digital interactive solutions and content production services in Hong Kong. The Company is principally engaged in developing and distributing digital entertainment – interactive game software and providing system development consultancy, maintenance services to the customers and providing interactive games installations in shopping mall events, exhibitions and brand promotions.

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

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●   Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022.

●   Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●   Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●   Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2022 and December 31, 2021, there were allowances for doubtful debts of $4,908,187 and $4,972,680 respectively.

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

Depreciation expense for the three months ended June 30, 2022 and 2021 were $38,049 and $39,700, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 were $76,301 and $79,443, respectively.

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

●   Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end HKD:US$ exchange rate	0.12745	0.12878
Period average HKD:US$ exchange rate	0.12779	0.12885

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

●   Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company has assessed and concluded that the impact of recently issued standards that became effective for the period did not have a material impact on its financial position or results of operations upon adoption.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes that the future adoption of any such pronouncements is not expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 3 ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided for further allowances for the six months ended June 30, 2022 and 2021.

	June 30, 2022	December 31, 2021
		(Audited)

Accounts receivable, cost	$4,922,206	$5,101,830
Less: allowance for doubtful accounts	(4,908,187)	(4,972,680)
Accounts receivable, net	$14,019	$129,150

NOTE – 4 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	June 30, 2022	December 31, 2021
		(Audited)

Prepayments for business project	$137,744	$138,615
Prepayments for vending machine	516,158	519,422
Prepayments	165,680	166,728
Rental deposit	3,186	3,206
	$822,768	$827,971

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

NOTE – 5 AMOUNT DUE FROM (TO) A RELATED PARTY

As of June 30, 2022 and December 31, 2021, the amount due from (to) a related party, represented temporary advances made to (by) and repayments to the Company’s director, Mr. Wong Ka Leung, which was unsecured, interest-free and repayable on demand. Imputed interest on this amount is considered insignificant.

NOTE – 6 STOCKHOLDERS’ EQUITY

Authorized shares

As of June 30, 2022 and December 31, 2021, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

The Court has also ordered the distribution of 2,500,000 warrants in the Company to all administrative creditors of PSD, with these creditors to receive five warrants in the Company for each $0.10 of PSD's administrative debt which they held. These creditors received 2,500,000 warrants consisting of 500,000 "A Warrants" each convertible into one share of common stock at an exercise price of $4.00; 500,000 "B Warrants" each convertible into one share of common stock at an exercise price of $5.00; 500,000 "C Warrants" each convertible into one share of common stock at an exercise price of $6.00; 500,000 "D Warrants" each convertible into one share of common stock at an exercise price of $7.00; and 500,000 "E Warrants" each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2025, as extended.

As of June 30, 2022, no warrants have been exercised.

Issued and outstanding shares

As of June 30, 2022 and December 31, 2021, 28,210,000 common shares were issued and outstanding, and 2,500,000 warrants to acquire common shares were issued and exercisable.

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

As of June 30, 2022, the operations in the United States of America incurred $343,616 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $72,159 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended June 30, 2022 and 2021 is as follows:

	Six Months ended June 30,
	2022	2021

(Loss) income before income taxes	$(136,000)	$485,571
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(22,440)	80,119
Tax effect of non-deductible items	12,590	13,108
Tax effect of non-taxable items	(5,500)	–
Tax effect of temporary differences	(558)	(703)
Tax holiday	–	(21,260)
Net operating loss	15,908	–
Income tax expense	$–	$71,264

As of June 30, 2022, the operations in Hong Kong incurred $96,152 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $15,865 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	June 30, 2022	December 31, 2021

Deferred tax assets:
Net operating loss carryforwards
- United States	$72,159	$72,159
- Hong Kong	15,908	–
	88,067	72,159
Less: valuation allowance	(88,067)	(72,159)
Deferred tax assets, net	$–	$–

NOTE – 8 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 9 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended June 30, 2022 and 2021, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end, are presented as follows:

		Three months ended June 30, 2022			June 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A	Total:	$12,776	100%	Total:	$14,019

		Three months ended June 30, 2021			June 30, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$386,463	84%		$2,343,210
Customer B		38,646	8%		1,438,790
Customer C		38,646	8%		1,113,330

	Total:	$463,755	100%	Total:	$4,895,330

		Six months ended June 30, 2022			June 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A	Total:	$14,057	100%	Total:	$14,019

		Six months ended June 30, 2021			June 30, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$502,513	76%		$2,343,210
Customer B		77,309	12%		1,438,790
Customer C		77,309	12%		1,113,330

	Total:	$657,131	100%	Total:	$4,895,330

(b)       Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

Further, with the current global economic outlook and increasing commodity prices, the customers’ purchasing power will be impacted. This in turn may influence the Company’s business, financial condition, and results of operations.

(c)       Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE – 10  COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no material commitments or contingencies.

On August 20, 2021, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Thirty Million Dollars ($30,000,000) over a 36-month period in accordance with the terms and conditions of that certain Equity Purchase Agreement, dated as of August 20, 2021, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. The Company agreed to use its best efforts to file such registration statement with the SEC by November 30, 2021 and Form S-1 became effective on June 29, 2022.

NOTE – 11 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 6.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table sets forth certain operational data for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

Revenues	$12,776	$463,755
Cost of revenue	–	(34,335)
Gross profit	12,776	429,420
Total other income	33,331	–
Total operating expenses	(92,655)	(64,001)
(Loss) Income before Income Taxes	(46,548)	365,419
Income tax expense	–	(58,424)
Net (loss) income	(46,548)	306,995

Revenue. We generated revenues of $12,776 and $463,755 for the three months ended June 30, 2022 and 2021. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the unexpected Omicron outbreak, starting from December 2021 up to June 2022, globally and in Hong Kong and China.

During the three months ended June 30, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues:

	Three Months ended June 30, 2022		June 30, 2022
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$12,776	100%	$14,019

		Three months ended June 30, 2021			June 30, 2021
Customer		Revenues	Percentage of revenues		Accounts receivable

Ease Audio Group Limited		$386,463	84%		$2,343,210
Yu Lin Nuo Ya Interactive Entertainment Company Limited		38,646	8%		1,438,790
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd		38,646	8%		1,113,330

	Total:	$463,755	100%	Total:	$4,895,330

All of our major customers are located in Hong Kong and the PRC.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2022, was $0, and as a percentage of net revenue, approximately 0%. Cost of revenue for the three months ended June 30, 2021, was $34,335, and as a percentage of net revenue, approximately 7.4%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $12,776 and $429,420 for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

Other Income. We generated of $33,331 and $0 for the three months ended June 30, 2022, and 2021, respectively. The increase in other income is attributable to the bad debt recovery of accounts receivable.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $92,655 and $64,001 for the three months ended June 30, 2022, and 2021, respectively. The increase in G&A is due to the addition of legal, accounting and review fees.

Income Tax Expense. Our income tax expenses for the quarters ended June 30, 2022 and 2021 was $0 and $58,424, respectively.

Net (Loss) Income. During the three months ended June 30, 2022, we incurred a net loss of $46,548, as compared to a net income of $306,995 for the same period ended June 30, 2021. The decrease in net income is primarily attributable to the decrease in our business volume amid the unexpected omicron outbreak in the first quarter of 2022.

Comparison of the six months ended June 30, 2022 and 2021

The following table sets forth certain operational data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

Revenues	$14,057	$657,131
Cost of revenue	–	(68,706)
Gross profit	14,057	588,425
Total other income	33,331	–
Total operating expenses	(183,388)	(102,854)
(Loss) Income before Income Taxes	(136,000)	485,571
Income tax expense	–	(71,264)
Net (loss) income	(136,000)	414,307

Revenue. We generated revenues of $14,057 and $657,131 for the six months ended June 30, 2022 and 2021. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the unexpected Omicron outbreak, starting from December 2021 up to June 2022, globally and in Hong Kong and China.

During the six months ended June 30, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues:

	Six Months ended June 30, 2022		June 30, 2022
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$14,057	100%	$14,019

		Six months ended June 30, 2021			June 30, 2021
Customer		Revenues	Percentage of revenues		Accounts receivable

Ease Audio Group Limited		$502,513	76%		$2,343,210
Yu Lin Nuo Ya Interactive Entertainment Company Limited		77,309	12%		1,438,790
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd		77,309	12%		1,113,330

	Total:	$657,131	100%	Total:	$4,895,330

All of our major customers are located in Hong Kong and the PRC

Cost of Revenue. Cost of revenue for the six months ended June 30, 2022, was $0, and as a percentage of net revenue, approximately 0%. Cost of revenue for the six months ended June 30, 2021, was $68,706, and as a percentage of net revenue, approximately 10.5%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $14,057 and $588,425 for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

Other Income. We generated of $33,331 and $0 for the six months ended June 30, 2022, and 2021, respectively. The increase in other income is attributable to the bad debt recovery of accounts receivable.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $183,388 and $102,854 for the six months ended June 30, 2022, and 2021, respectively. The increase in G&A is due to the addition of legal, accounting and review fees.

Income Tax Expense. Our income tax expenses for the quarters ended June 30, 2022 and 2021 was $0 and $71,264, respectively.

Net (Loss) Income. During the six months ended June 30, 2022, we incurred a net loss of $136,000, as compared to a net income of $414,307 for the same period ended June 30, 2021. The decrease in net income is primarily attributable to the decrease in our business volume amid the unexpected omicron outbreak in the first quarter of 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $45,960, accounts receivable of $14,019, deposits, prepayments, other receivables of $822,768, debt discount of $700,000 and amount due from a director of $26,996.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$91,571	$11,310
Net cash provided by investing activities	$–	$–
Net cash (used in) provided by financing activities	$(40,726)	$19,302

Net Cash Provided By Operating Activities.

For the six months ended June 30, 2022, net cash provided by operating activities was $91,571, which consisted primarily of a net loss of $136,000, offset by a decrease in deposits, prepayments and other receivables of $5,203, a decrease in accounts receivables of $115,131, an increase in accrued expenses and other payables of $30,936, and depreciation of plant and equipment of $76,301.

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

For the six months ended June 30, 2022, there is no net cash provided by investing activities.

For the six months ended June 30, 2021, there is no net cash provided by investing activities.

Net Cash (Used In) Provided By Financing Activities.

For the six months ended June 30, 2022,   net cash used in financing activities was $40,726 consisting primarily of a repayment to a director.

For the six months ended June 30, 2021, net cash provided by financing activities was $19,302 consisting primarily of an advance from a director.

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

—   Basis of presentation

These accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

—   Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company has assessed and concluded that the impact of recently issued standards that became effective for the period did not have a material impact on its financial position or results of operations upon adoption.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes that the future adoption of any such pronouncements is not expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended June 30, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2022

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

