Form 10-Q
period 2022-09-30
Luduson G Inc.
filed 2022-11-21
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of November 15, 2022, the issuer had 28,210,000 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$2,984	$290
Accounts receivable, net	33,123	129,150
Debt discount	641,667	700,000
Deposits, prepayments and other receivables	822,429	827,971
Amount due from a related party	16,045	–

Total current assets	1,516,248	1,657,411

Non-current asset:
Plant and equipment	146,821	262,677

TOTAL ASSETS	$1,663,069	$1,920,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$119,254	$104,577
Tax payable	824,643	830,200
Amount due to a related party	–	13,730

Total current liabilities	943,897	948,507

TOTAL LIABILITIES	943,897	948,507

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,210,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,821	2,821
Additional paid in capital	1,032,179	1,032,179
Accumulated other comprehensive loss	(13,765)	(12,292)
Accumulated deficit	(302,063)	(51,127)

Stockholders’ equity	719,172	971,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,663,069	$1,920,088

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$19,136	$269,922	$33,193	$927,053

Cost of revenue	(5,745)	(34,280)	(5,745)	(102,986)

Gross profit	13,391	235,642	27,448	824,067

Other income (expense):
Bad debt recovery	7,948	–	41,279	–
Interest expense	(4)	–	(4)	–
Total other income, net	7,944	–	41,275	–

Operating expenses:
General and administrative expenses	(65,643)	(40,036)	(208,753)	(117,753)
Debt discount	(58,333)	–	(58,333)	–
Professional fee	(12,295)	(38,325)	(52,573)	(63,462)
Total operating expenses	(136,271)	(78,361)	(319,659)	(181,215)

(LOSS) INCOME BEFORE INCOME TAXES	(114,936)	157,281	(250,936)	642,852

Income tax expense	–	(32,508)	–	(103,772)

NET (LOSS) INCOME	(114,936)	124,773	(250,936)	539,080

Other comprehensive loss:
Foreign currency translation loss	(69)	(14,472)	(1,473)	(22,481)

COMPREHENSIVE (LOSS) INCOME	$(115,005)	$110,301	$(252,409)	$516,599

Net (loss) income per share - Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.02

Weighted average shares outstanding - Basic and diluted	28,210,000	28,110,000	28,210,000	28,110,000

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flow from operating activities:
Net (loss) income	$(250,936)	$539,080
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of plant and equipment	114,341	119,081
Debt discount	58,333	–

Change in operating assets and liabilities:
Accounts receivable	96,027	(599,208)
Deposits and prepayments and other receivables	5,542	(164,056)
Accrued expenses and other payables	14,677	17,675
Tax payable	–	103,772
Net cash provided by operating activities	37,984	16,344

Cash flow from financing activity:
(Repayment to) advance from a director	(29,775)	28,278

Net cash (used in) provided by financing activity	(29,775)	28,278

Effect on exchange rate change on cash and cash equivalents	(5,515)	(24,451)

Net change in cash and cash equivalents	2,694	20,171

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	290	40,447

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,984	$60,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Six Months Ended September 30, 2021 and 2022
	Common stock		Additional	Accumulated	Retained earnings	Total
	No. of shares	Amount	paid-in Capital	comprehensive income (loss)	(Accumulated deficit)	Stockholders’ Equity

Balance as at January 1, 2021 (audited)	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Foreign currency translation adjustment	–	–	–	(13,766)	–	(13,766)
Net income for the period	–	–	–	–	107,312	107,312

Balance as at March 31, 2021	28,110,000	$2,811	$332,189	$(3,193)	$4,590,774	$4,922,581

Foreign currency translation adjustment	–	–	–	5,757	–	5,757
Net income for the period	–	–	–	–	306,995	306,995

Balance as at June 30, 2021	28,110,000	$2,811	$332,189	$2,564	$4,897,769	$5,235,333

Foreign currency translation adjustment	–	–	–	(14,472)	–	(14,472)
Net income for the period	–	–	–	–	124,773	124,773

Balance as at September 30, 2021	28,110,000	$2,811	$332,189	$(11,908)	$5,022,542	$5,345,634

Balance as at January 1, 2022 (audited)	28,210,000	$2,821	$1,032,179	$(12,292)	$(51,127)	$971,581

Foreign currency translation adjustment	–	–	–	(4,417)	–	(4,417)
Net loss for the period	–	–	–	–	(89,452)	(89,452)

Balance as at March 31, 2022	28,210,000	$2,821	$1,032,179	$(16,709)	$(140,579)	$877,712

Foreign currency translation adjustment	–	–	–	3,013	–	3,013
Net loss for the period	–	–	–	–	(46,548)	(46,548)

Balance as at June 30, 2022	28,210,000	2,821	1,032,179	(13,696)	(187,127)	834,177

Foreign currency translation adjustment	–	–	–	(69)	–	(69)
Net loss for the period	–	–	–	–	(114,936)	(114,936)

Balance as at September 30, 2022	28,210,000	2,821	1,032,179	(13,765)	(302,063)	719,172

See accompanying notes to condensed consolidated financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 15, 2022.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2022 and December 31, 2021, there were allowances for doubtful debts of $4,898,201and $4,972,680 respectively.

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

Depreciation expense for the three months ended September 30, 2022 and 2021 were $38,114 and $39,638, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 were $114,341 and $119,081, respectively.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end HKD:US$ exchange rate	0.12739	0.12843
Period average HKD:US$ exchange rate	0.12767	0.12876

●	Comprehensive income

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

NOTE – 3 ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided for further allowances for the nine months ended September 30, 2022 and 2021.

	September 30, 2022	December 31, 2021
		(Audited)

Accounts receivable, cost	$4,931,324	$5,101,830
Less: allowance for doubtful accounts	(4,898,201)	(4,972,680)
Accounts receivable, net	$33,123	$129,150

NOTE – 4 DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	September 30, 2022	December 31, 2021
		(Audited)

Prepayments for business project	$137,687	$138,615
Prepayments for vending machine	515,945	519,422
Prepayments	165,612	166,728
Rental deposit	3,185	3,206
	$822,429	$827,971

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

NOTE – 5 AMOUNT DUE FROM (TO) A RELATED PARTY

As of September 30, 2022 and December 31, 2021, the amount due from (to) a related party, represented temporary advances made to (by) and repayments to the Company’s director, Mr. Wong Ka Leung, which was unsecured, interest-free and repayable on demand. Imputed interest on this amount is considered insignificant.

NOTE – 6 STOCKHOLDERS’ EQUITY

Authorized shares

As of September 30, 2022 and December 31, 2021, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

As of September 30, 2022, no warrants have been exercised.

Issued and outstanding shares

As of September 30, 2022 and December 31, 2021, 28,210,000 common shares were issued and outstanding, and 2,500,000 warrants to acquire common shares were issued and exercisable.

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

As of September 30, 2022, the operations in the United States of America incurred $401,949 of cumulative net operating losses which can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $84,409 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021

(Loss) income before income taxes	$(192,603)	$642,852
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(31,779)	106,071
Tax effect of non-deductible items	18,866	19,648
Tax effect of non-taxable items	(6,811)	–
Tax effect of temporary differences	(557)	(702)
Tax holiday	–	(21,245)
Net operating loss	20,281	–
Income tax expense	$–	$103,772

As of September 30, 2022, the operations in Hong Kong incurred $122,917 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $20,281 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	September 30, 2022	December 31, 2021

Deferred tax assets:
Net operating loss carryforwards
- United States	$84,409	$72,159
- Hong Kong	20,281	–
Total	104,690	72,159
Less: valuation allowance	(104,690)	(72,159)
Deferred tax assets, net	$–	$–

NOTE – 8 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 9 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended September 30, 2022 and 2021, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end, are presented as follows:

		Three Months Ended September 30, 2022			September 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A	Total:	$19,136	100%	Total:	$33,123

		Three Months Ended September 30, 2021			September 30, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$192,802	72%		$2,479,760
Customer B		38,560	14%		1,473,355
Customer C		38,560	14%		1,140,444

	Total:	$269,922	100%	Total:	$5,093,559

		Nine Months Ended September 30, 2022			September 30, 2022
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A	Total:	$33,193	100%	Total:	$33,123

		Nine Months Ended September 30, 2021			September 30, 2021
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$695,289	74%		$2,479,760
Customer B		115,882	13%		1,473,355
Customer C		115,882	13%		1,140,444

	Total:	$927,053	100%	Total:	$5,093,559

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

NOTE – 10  COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no material commitments or contingencies.

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

NOTE – 11 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong, China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in Hong Kong, the Company’s business, results of operations, and financial condition for calendar year 2022   have been adversely affected.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth certain operational data for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

Revenues	$19,136	$269,922
Cost of revenue	(5,745)	(34,280)
Gross profit	13,391	235,642
Total other income	7,944	–
Total operating expenses	(136,271)	(78,361)
(Loss) Income before Income Taxes	(114,936)	157,281
Income tax expense	–	(32,508)
Net (loss) income	(114,936)	124,773

Revenue. We generated revenues of $19,136 and $269,922 for the three months ended September 30, 2022 and 2021. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the unexpected Omicron outbreak, starting from December 2021 up to June 2022, globally and in Hong Kong and China.

During the three months ended September 30, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues:

	Three Months Ended September 30, 2022		September 30, 2022
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$19,136	100%	$33,123

	Three Months Ended September 30, 2021		September 30, 2021
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	192,802	72%	2,479,760
Yu Lin Nuo Ya Interactive Entertainment Company Limited	38,560	14%	1,473,355
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	38,560	14%	1,140,444

Total:	$269,922	100%	$5,093,559

All of our major customers are located in Hong Kong and the PRC.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2022, was $5,745,  and as a percentage of net revenue, approximately 30.2%. Cost of revenue for the three months ended September 30, 2021, was $34,280, and as a percentage of net revenue, approximately 12.7%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $13,391  and $235,642 for the three months ended September 30, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

Other Income. We generated of $7,944 and $0 for the three months ended September 30, 2022, and 2021, respectively. The increase in other income is attributable to the bad debt recovery of accounts receivable.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $136,271  and $78,361 for the three months ended September 30, 2022, and 2021, respectively. The increase in G&A is due to the addition of legal, accounting and review fees.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2022 and 2021 was $0 and $32,508, respectively.

Net (Loss) Income. During the three months ended September 30, 2022, we incurred a net loss of $114,936, as compared to a net income of $124,773 for the same period ended September 30, 2021. The decrease in net income is primarily attributable to the decrease in our business volume amid the unexpected omicron outbreak in the first quarter of 2022.

Comparison of the nine months ended September 30, 2022 and 2021

The following table sets forth certain operational data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

Revenues	$33,193	$927,053
Cost of revenue	(5,745)	(102,986)
Gross profit	27,448	824,067
Total other income	41,275	–
Total operating expenses	(319,659)	(181,215)
(Loss) Income before Income Taxes	(250,936)	642,852
Income tax expense	–	(103,772)
Net (loss) income	(250,936)	539,080

Revenue. We generated revenues of $33,193 and $927,053 for the nine months ended September 30, 2022 and 2021. The significant decrease is due to the decrease in business volume in digital advertising income from our online entertainment portal from the unexpected Omicron outbreak, starting from December 2021 up to September 2022, globally and in Hong Kong and China.

During the nine months ended September 30, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues:

	Nine Months Ended September 30, 2022		September 30, 2022
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	$33,193	100%	$33,123

	Nine Months Ended September 30, 2021		September 30, 2021
	Revenues	Percentage of revenues	Accounts receivable

Ease Audio Group Limited	695,289	74%	2,479,760
Yu Lin Nuo Ya Interactive Entertainment Company Limited	115,882	13%	1,473,355
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	115,882	13%	1,140,444

Total:	$927,053	100%	$5,093,559

All of our major customers are located in Hong Kong and the PRC.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2022, was $5,745,  and as a percentage of net revenue, approximately 17.3%. Cost of revenue for the nine months ended September 30, 2021, was $102,986, and as a percentage of net revenue, approximately 11.1%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $27,448 and $824,067 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

Other Income. We generated of $41,275 and $0 for the nine months ended September 30, 2022, and 2021, respectively. The increase in other income is mainly attributable to the bad debt recovery of accounts receivable of $41,279.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $319,659 and $181,215 for the nine months ended September 30, 2022, and 2021, respectively. The increase in G&A is due to the addition of legal, accounting and review fees.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2022 and 2021 was $0 and $103,772, respectively.

Net (Loss) Income. During the nine months ended September 30, 2022, we incurred a net loss of $250,936, as compared to a net income of $539,080 for the same period ended September 30, 2021. The decrease in net income is primarily attributable to the decrease in our business volume amid the unexpected omicron outbreak in the first quarter of 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $2,984, accounts receivable of $33,123, deposits, prepayments, other receivables of $822,429, debt discount of $641,667 and amount due from a director of $16,045.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$37,984	$16,344
Net cash provided by investing activities	$–	$–
Net cash (used in) provided by financing activity	$(29,775)	$28,278

Net Cash Provided By Operating Activities.

For the nine months ended September 30, 2022, net cash provided by operating activities was $37,984, which consisted primarily of a net loss of $250,936, offset by a decrease in deposits, prepayments and other receivables of $5,542, a decrease in accounts receivables of $96,027, an increase in accrued expenses and other payables of $14,677, and depreciation of plant and equipment of $114,341 and debt discount of 58,333.

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

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2022, there is no net cash provided by investing activities.

For the nine months ended September 30, 2021, there is no net cash provided by investing activities.

Net Cash (Used In) Provided By Financing Activitys.

For the nine months ended September 30, 2022,  net cash used in financing activities was $29,775 consisting primarily of a repayment to a director.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2022. In the meantime, management has engaged external consultants to minimize the risk and ascertain compliance.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended September 30, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities (3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (4)
10.2	Rental Agreement, dated December 28, 2021 (5)
10.3	Memorandum of Understanding dated August 6, 2020, by and between G Music Asia Limited and I-Generation Company Limited (6)
10.4	Investment Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (7)
10.5	Registration Rights Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (7)
10.6	Equity Purchase Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation, and Williamsburg Venture Holdings, LLC (8)
10.7	Registration Rights Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation and Williamsburg Venture Holdings, LLC (8)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instances Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

_______________________

*	Filed Herewith

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Exhibits to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
(5)	Incorporated by reference to the Exhibits to the annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.
(6)	Incorporated by reference to the Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2021.
(8)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2021.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2022

Luduson G Inc.
Registrant

By: /s/ Ka Leung Wong
Ka Leung Wong Chief Executive Officer and Director

