Form 10-K
period 2022-12-31
Luduson G Inc.
filed 2023-04-17
CIK 1737193

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at February 13, 2023
Common Stock, $.0001 par value per share	28,210,000 shares

The aggregate market value of 5,250,000 shares of Common Stock of the registrant held by non-affiliates on June 30, 2022, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $5,250,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS.

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

Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” as disclosed herein.

ii

Risk Factor Summary

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong” as disclosed herein.

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

iv

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section herein.

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

Currently, we derive revenue from two main business segments: digital marketing and entertainment. During the year ended December 31, 2022, our entertainment revenues accounted for 100% of our revenues as follows:

	Years ended December 31,
	2022	2021
	US$	US$
Digital marketing	$–	$693,304
Entertainment	52,361	308,134
	$52,361	$1,001,438

We commenced our operations in Hong Kong. Our services and products are marketed and sold in Hong Kong and China.

During the years ended December 31, 2021 and 2020, our revenues are attributable from the following regions:

Region	Revenue Percentage Year Ended December 31, 2022	Revenue Percentage Year Ended December 31, 2021
Hong Kong	100%	70%
China	–%	30%
All other regions	–%	–%

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

As of December 31, 2022, the following customers represented 10% or more of our revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$52,361	100%	$19,211
Total:	$52,361	100%	$19,211

As of December 31, 2021, the following customers represented 10% or more of our revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$693,304	70%	$2,427,487
Yu Lin Nuo Ya Interactive Entertainment Company Limited	154,067	15%	1,509,812
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	154,067	15%	1,164,531
Total:	$1,001,438	100%	$5,101,830

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

As of March 23, 2023, we have the following full time employees:

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

We believe that we will not be subject to the cybersecurity review by the CAC for this offering, given that: (i) our products and services are offered not directly to individual users but through our business customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the 2021 Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the 2021 Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

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

On August 20, 2021, the Standing Committee of the NPC approved the Personal Information Protection Law (“PIPL”), which will become effective on November 1, 2021. The PIPL regulates collection of personal identifiable information and seeks to address the issue of algorithmic discrimination. Companies in violation of the PIPL may be subject to warnings and admonishments, forced corrections, confiscation of corresponding income, suspension of related services, and fines. We offer our products and services mainly to corporate clients and have limited interactions with individual end-users, which means our potential access or exposure to end-users’ personal identifiable information is limited. However, in the event we inadvertently accesses or becomes exposed to end-users’ personal identifiable information, through its corporate clients’ end-user-facing applications which access or store end users’ personal identifiable information, then we may face heightened exposure to the PIPL. We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results.

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

As a result of his ownership and position, Mr. Wong is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Mr. Wong’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Risk Factors Relating to Doing Business in Hong Kong

The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

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

Our auditor is located in Kuala, Lumpur and is subject to PCAOB inspections with its most recent inspection occurring during 2021. Therefore, it is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

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

Risks Related to our Common Stock

Due to the limited trading market for our securities, you may have difficulty selling any shares you purchase in this offering.

While our shares of common stock are quoted on the OTCQB tier of the OTC Markets Group, Inc., there is presently no meaningful demand for our common stock and virtually no public market exists for the shares being offered in this prospectus. The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCQB is not an issuer listing service, market or exchange. Although the OTCQB does not have any listing requirements per se, to be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

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

Certain restrictions on the extent of puts may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Investment Agreement and the Equity Purchase Agreement, and as such, Strattner and Williamsburg, or the Selling Security Holders, may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.

Each Selling Security Holder has agreed to refrain from holding an amount of shares which would result in Strattner and Williamsburg owning more than 9.99% and 4.99%, respectively, of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent the Selling Security Holders from selling shares of common stock received in connection with a put, and then receiving additional shares of common stock in connection with a subsequent put. In this way, each Selling Security Holder could sell more than the foregoing limits in a relatively short time frame while still maintaining compliance with the prescribed limitations.

Because the Selling Security Holders will be paying less than the then-prevailing market price for our common stock, your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Investment Agreement or the Equity Purchase Agreement.

The common stock to be issued to the Selling Security Holders pursuant to the Investment Agreement or the Equity Purchase Agreement will be purchased at a price that is a discount to market. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted. The Selling Security Holders have a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the Selling Security Holders sell the shares, the price of our common stock could decrease. If our stock price decreases, the Selling Security Holders may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further adverse impact on our stock price.

The pricing structure of the Investment Agreement and the Equity Purchase Agreement may result in dilution to our stockholders.

Pursuant to the Investment Agreement and the Equity Purchase Agreement, the Selling Stockholders committed to purchase, subject to certain conditions, up to an aggregate of $35,000,000 of our common stock over a prescribed period. If we sell shares to the Selling Security Holders under the Investment Agreement or the Equity Purchase Agreement, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the Investment Agreement or the Equity Purchase Agreement, we will issue shares to the Selling Security Holders at a discount. If we draw down amounts under these agreements when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

We may not be able to access sufficient funds pursuant to the terms of the Investment Agreement or the Equity Purchase Agreement.

Our ability to purchase shares of our common stock to the Selling Security Holders and obtain funds pursuant to the terms of the Investment Agreement and Equity Purchase Agreement is limited, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to the Selling Security Holders at any one time, which is determined in part by the trading price of our common stock, and a limitation on the obligation of the Selling Security Holders to purchase if such purchase would result in the Selling Security Holders beneficially owning more than 9.99% or 4.99%, as applicable, of our common stock. Accordingly, we may not be able to access sufficient funds when needed.

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

An investment in our shares is highly speculative and involves significant risk. Our shares should not be purchased by any person who cannot afford to lose their entire investment. Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. Our shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a "secondary trading" exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Delaware state law hinder a potential takeover of our company.

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

ITEM 2. Properties.

Our corporate office is located at 17/F, 80 Gloucester Road, Wanchai, Hong Kong. We are parties to an office rental agreement at a monthly rate of HK$2,500 (approximately $321), for a term of 12 months.

We maintain our approximately 2,186 square feet production workshop at Room 8, 4/F, Trans Asia Centre, 18 Kin Hong St, Kwai Chung, Kowloon, Hong Kong. According to the lease, we pay a monthly rent of HK$25,000 (approximately US$3,205). The lease expires on December 31, 2022. The foregoing description of the lease and lease extension is qualified in its entirety by reference to the Lease Agreement and Extension Agreement, which are filed as Exhibits 10.1 and 10.2 to this registration statement and incorporated herein by reference.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “LDSN”. Shares of our common stock began trading on April 1, 2020. As of March 31, 2023, the last closing price of our securities was $0.66, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2022:
Fourth Quarter	$0.32	$0.11
Third Quarter	$1.00	$0.11
Second Quarter	$1.15	$0.95
First Quarter	$2.65	$1.10
Fiscal year ended December 31, 2021:
Fourth Quarter	$8.00	$2.00
Third Quarter	$17.95	$1.02
Second Quarter	$16.00	$5.70
First Quarter	$5.50	$1.75

(b)  Approximate Number of Holders of Common Stock

As of February 13, 2023, there were approximately 62 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2022, and 2021. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our audited consolidated financial statements for the year ended December 31, 2022, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2021 as a result of COVID-19. Business closures in Hong Kong and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the fiscal year 2022.

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

Comparison of the years ended December 31, 2022 and December 31, 2021

The following table sets forth certain operational data for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Revenues, net	$52,361	$1,001,438
Cost of revenue	(7,663)	(230,840)
Gross profit	44,698	770,598
Total operating expenses	(467,651)	(5,214,194)
Other (expenses) income	86,535	–
Loss before Income Taxes	(336,418)	(4,443,596)
Income tax expense	–	(90,993)
Net loss	(336,418)	(4,534,589)

Revenue. We generated revenues of $52,361 and $1,001,438 for the years ended December 31, 2022 and 2021. The significant decrease is due to the decrease in business volume due to downturn economy under the pandemic, respectively.

During the year ended December 31, 2022, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$52,361	100%	$19,211
Total:	$52,361	100%	$19,211

During the year ended December 31, 2021, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)
Ease Audio Group Limited	$693,304	70%	$2,427,487
Yu Lin Nuo Ya Interactive Entertainment Company Limited	154,067	15%	1,509,812
Shenzhen Jiu Sheng Optoelectronic Comm Tech Co., Ltd	154,067	15%	1,164,531
Total:	$1,001,438	100%	$5,101,830

All customers are located in the PRC and Hong Kong.

Cost of Revenue. Cost of revenue for the year ended December 31, 2022, was $7,663, and as a percentage of net revenue, approximately 14.6%. Cost of revenue for the year months ended December 31, 2021, was $230,840, and as a percentage of net revenue, approximately 23.0%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

Gross Profit. We achieved a gross profit of $44,698 and $770,598 for the years ended December 31, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decrease in our business volume.

Operating Expenses. We incurred operating expenses of $467,651 and $5,214,194 for the years ended December 31, 2022, and 2021, respectively. Operating expenses for the year ended December 31, 2022, consisted of $72,581 of professional fees, $116,667 of debt discount and $278,403 of general and administrative expenses. Operating expenses for the year ended December 31, 2021, consisted of $4,977,996 in allowance for doubtful accounts, $88,932 of professional fees and $147,266 of general and administrative expenses. The decrease in general and administrative expenses is attributable to a significant decrease in allowance for doubtful accounts.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2022 and 2021 was $0 and $90,993, respectively.

Net Loss. We incurred a net loss of $336,418 and $4,534,589 for the years ended December 31, 2022 and 2021, respectively. The decrease in net loss is primarily attributable to the decrease in our business volume and a significant allowance for doubtful accounts.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $37,212, net accounts receivable of $19,211, deposits, prepayments and other receivables of $826,844, debt discount of $583,333 and amount due from a director of $24,840.

As of December 31, 2021, we had cash and cash equivalents of $290, net accounts receivable of $129,150, deposits, prepayments and other receivables of $827,971 and debt discount of $700,000.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months. It is expected to incur significantly greater expenses in the near future as we develop our product offerings or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees. We believe that we will require approximately $1 to 2 million over the next 12-24 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through equity purchase by institutional banks, and loans from existing shareholders or financial institutions.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, lease liability and short-term and long-term debts. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business. Given the addition political and public health challenges, our ability to obtain external financing or financing from existing shareholders to fund our working capital needs has been materially and adversely impacted, and there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

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

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors might lose all of their investment.

	Years ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$76,698	$(4,982)
Net cash used in investing activities		–
Net cash used in financing activities	(38,570)	(14,560)

Net Cash Provided by (Used in) Operating Activities.

For the year ended December 31, 2022, net cash provided by operating activities was $76,698, which consisted primarily of a net loss of $336,418, offset by a decrease in deposits, prepayments and other receivables of $1,127, a decrease in accounts receivables of $196,481, an increase in accrued expenses and other payables of $32,876, and depreciation of plant and equipment of $152,507 and debt discount of 116,667.

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

Net Cash Used In Investing Activities.

For the year ended December 31, 2022, there is no net cash provided by investing activities.

For the year ended December 31, 2021, there is no net cash provided by investing activities.

Net Cash (Used In) Provided by Financing Activities.

For the year ended December 31, 2022, net cash used in financing activities was $38,570, consisting primarily of advance to a director.

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

LUDUSON G INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LUDUSON G INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2022	2021
ASSETS
Current asset:
Cash and cash equivalents	$37,212	$290
Accounts receivable, net	19,211	129,150
Amount due from a director	24,840	–
Debt discount	583,333	700,000
Deposits, prepayments and other receivables	826,844	827,971

Total current assets	1,491,440	1,657,411

Non-current asset:
Plant and equipment	109,373	262,677

TOTAL ASSETS	$1,600,813	$1,920,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$137,453	$104,577
Amount due to a director	–	13,730
Tax payable	829,070	830,200

Total current liabilities	966,523	948,507

TOTAL LIABILITIES	966,523	948,507

Commitments and contingencies	–	–

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021, respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,210,000 and 28,210,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,821	2,821
Additional paid-in capital	1,032,179	1,032,179
Accumulated other comprehensive loss	(13,165)	(12,292)
Accumulated deficit	(387,545)	(51,127)

Shareholders’ equity	634,290	971,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,600,813	$1,920,088

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021

Revenue, net	$52,361	$1,001,438

Cost of revenue	(7,663)	(230,840)

Gross profit	44,698	770,598

Operating expenses:
General and administrative expenses	(278,403)	(236,198)
Debt discount	(116,667)	–
Professional fee	(72,581)	–
Allowance for doubtful accounts	–	(4,977,996)
Total operating expenses	(467,651)	(5,214,194)

Loss from operation	(422,953)	(4,443,596)

Other (expenses) income:
Interest expense	(7)	–
Bad debt recovery	86,542	–

Total other expenses	86,535	–

LOSS BEFORE INCOME TAXES	(336,418)	(4,443,596)

Income tax expense	–	(90,993)

NET LOSS	(336,418)	(4,534,589)

Other comprehensive loss:
Foreign currency translation loss	(873)	(22,865)

COMPREHENSIVE LOSS	$(337,291)	$(4,557,454)

Net loss per share:
Basic and diluted	$(0.01)	$(0.16)

Weighted average shares outstanding
Basic and diluted	28,210,000	28,141,233

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(336,418)	$(4,534,589)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation of plant and equipment	152,507	157,487
Allowance for doubtful accounts	–	4,977,996
Bad debt recovery	(86,542)	–
Debt discount	116,667	–

Change in operating assets and liabilities:
Accounts receivable	196,481	(607,400)
Deposits, prepayments and other receivables	1,127	(162,919)
Accrued expenses and other payables	32,876	77,805
Tax payable	–	86,638
Net cash provided by (used in) operating activities	76,698	(4,982)

Cash flows from investing activities:
Purchases of plant and equipment	–	(462,109)

Net cash used in investing activities	–	–

Cash flows from financing activities:
Repayment to a director	(38,570)	(14,560)

Net cash used in financing activities	(38,570)	(14,560)

Effect on exchange rate change on cash and cash equivalents	(1,206)	(20,615)

Net change in cash and cash equivalents	36,922	(40,157)

BEGINNING OF YEAR	290	40,447

END OF YEAR	$37,212	$290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total shareholders’
	No. of shares	Amount	capital	(loss) income	earnings	equity

Balance as at January 1, 2021	28,110,000	$2,811	$332,189	$10,573	$4,483,462	$4,829,035

Shares issued for commitment shares as debt discount	100,000	10	699,990	–	–	700,000
Foreign currency translation adjustment	–	–	–	(22,865)	–	(22,865)
Net loss for the year	–	–	–	–	(4,534,589)	(4,534,589)

Balance as at December 31, 2021	28,210,000	$2,821	$1,032,179	$(12,292)	$(51,127)	$971,581

Balance as at January 1, 2022	28,210,000	$2,821	$1,032,179	$(12,292)	$(51,127)	$971,581

Foreign currency translation adjustment	–	–	–	(873)	–	(873)
Net loss for the year	–	–	–	–	(336,418)	(336,418)

Balance as at December 31, 2022	28,210,000	$2,821	$1,032,179	$(13,165)	$(387,545)	$634,290

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The allowance for doubtful accounts was $4,879,118 and $4,972,680 as of December 31, 2022 and 2021, respectively.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2022 and 2021.

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

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31,2022	December 31,2021
Year-end HKD:US$ exchange rate	7.80776	0.12825
Annual average HKD:US$ exchange rate	7.83025	0.12839

•	Comprehensive income

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date of Topic 848, which provides relief to entities affected by reference rate reform. The ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2025. The standard is effective immediately and the Company adopted the standard in December 2022 with no financial impact. The Company is currently assessing the impact ASU 2020-04, for which this ASU 2022-06 relates, will have on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.	COVID-19 RELATED RISKS AND UNCERTAINTIES

Since the beginning of 2020, COVID-19 has become a global pandemic. As a result of the measures implemented by governments around the world, the business operations have been directly affected. In particular, during 2022, the Company experienced a significant decline in demand for marketing and gaming businesses, as a result of the reduction in cost budgets by the merchandizers and competition in online gaming businesses. In order to mitigate the risk from COVID-19, the Company took expedited measures to reduce operating expenses and preserve cash, including headcount reduction, freezing hiring and voluntary salary reductions from the senior leadership. The majority of the Company’s customers suffered from liquidity difficulties and deteriorated the collection of the accounts receivables.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	GOING CONCERN UNCERTAINTIES

The Company’s consolidated financial statements as of December 31, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $336,418 for the current year. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

5.	BUSINESS SEGMENT

The Company considers its business activities to constitute two reportable segments. The segment analysis of the Company’s revenues is as follows:

	Years ended December 31,
	2022	2021

Digital marketing	$52,361	$577,753
Entertainment	-	423,685
	$52,361	$1,001,438

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	ACCOUNTS AND RETENTION RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has not provided the allowance for the years ended December 31, 2022 and 2021, as follows:

	As of December 31,
	2022	2021

Accounts receivable, cost	$4,898,329	$5,101,830
Less: allowance for doubtful accounts	(4,879,118)	(4,972,680)
Accounts receivable, net	$19,211	$129,150

As the COVID-19 pandemic evolves, the Company’ customers suffer from a general economic downturn in Hong Kong and China, including, but not limited to, financial market volatility and erosion, deteriorating credit, liquidity concerns, further increases in government intervention, increasing unemployment, broad declines in consumer discretionary spending, reductions in production because of decreased demand, layoffs and other restructuring activities. The Company’s business has been directly affected and experienced from the deteriorating collection trend and considered to make a significant allowance for long-aged and doubtful accounts receivable.皮

For the years ended December 31, 2022 and 2021, the Company reversed $86,542 as bad debt recovery and made $4,977,996 on the allowance for doubtful accounts and charged to the consolidated statements of operations, respectively.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2022	2021

Leasehold improvement	$64,495	$64,495
Computer equipment	418,371	418,371
Furniture and equipment	6,908	6,908
Foreign translation difference	(3,314)	(2,651)
	486,460	487,123
Less: accumulated depreciation	(377,316)	(224,809)
Less: foreign translation difference	229	363
	$109,373	$262,677

Depreciation expense for the years ended December 31, 2022 and 2021 were $152,507 and $157,487, respectively.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of December 31,
	2022	2021

Deposit for business project	$138,426	$138,615
Prepayment for vending machine	518,715	519,422
Prepayments	166,501	166,728
Rental deposit	3,202	3,206
	$826,844	$827,971

Prepayment for business project represents the security deposit to the project under the collaboration agreement, which is unsecured and non-refundable. The prepayment will be charged to the project cost upon the commencement of its project in the next six months.

Prepayment for vending machine represents the purchase deposit of purchasing vending machines. The prepayment will be charged to the project cost upon the use of the machine in the next twelve months.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	AMOUNT DUE FROM (TO) A RELATED PARTY

As of December 31, 2022, the amount due from (to) a related party, represented temporary advances made to (by) and repayments to the Company’s director, Mr. Wong Ka Leung, which was unsecured, interest-free and repayable on demand. Imputed interest on this amount is considered insignificant.

10.	SHAREHOLDERS’ EQUITY

Authorized shares

As of December 31, 2022 and 2021, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

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

The Court has also ordered the distribution of 2,500,000 warrants in the Company to all administrative creditors of PSD, with these creditors to receive five warrants in the Company for each $0.10 of PSD's administrative debt which they held. These creditors received 2,500,000 warrants consisting of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 "D Warrants" each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2025. As of the date of this report, no warrants have been exercised.

On May 22, 2020, the Company consummated the acquisition of LHCL and agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of its common stock, at a value of $0.10 per share, for an aggregate value of $1,000,000.

As of December 31, 2022 and 2021, the Company has a total of 2,500,000 shares of warrants.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On May 8, 2020, the Company and its shareholders executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Baji Custom Design Inc., a limited company organized under the laws of the State of Delaware (“BJCD”). Pursuant to the Share Exchange Agreement, the Company agreed to sell its aggregate of 10,000 ordinary shares representing 100% of the issued and outstanding ordinary shares of the Company. As consideration, the Company’s Shareholders were received 10,000,000 shares of BJCD’s common stock, at a value of $0.10 per share, for an aggregate value of $1,000,000 (the “Shares”). The parties are entitled to terminate the Share Exchange Agreement if closing has not occurred on or prior to August 1, 2020. The consummation of the transactions contemplated in the Share Exchange Agreement is subject to normal and customary conditions precedent including, without limitation, satisfactory due diligence of the Company by BJCD.

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

As of December 31, 2022 and 2021, the Company has a total of 28,210,000 shares of its common stock issued and outstanding.

11.	INCOME TAX

For the years ended December 31, 2022 and 2021, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2022	2021

Domestic	$(166,167)	$–
Foreign	(170,251)	(4,534,589)
Total	$(336,418)	$(4,534,589)

The provision for income taxes as shown in the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2022	2021

Current:
Domestic	$–	$–
Foreign	–	90,993

Deferred:
Domestic	–	–
Foreign	–	–
Provision for income taxes	$–	$90,993

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the operations in the United States of America incurred $509,783 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $107,054 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years ended December 31,
	2022	2021

Loss before income taxes	$(28,091)	$(4,443,596)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(4,635)	(733,193
Tax effect of non-deductible items	4,152	847,355
Tax effect of non-taxable items	(2,356)	(700)
Net operating loss	2,839	–
One-off tax reduction	–	(22,469)
Income tax expense	$–	$90,993

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021

Net loss attributable to common shareholders	$(336,418)	$(4,534,589)

Weighted average common shares outstanding – Basic and diluted	28,210,000	28,141,233

Net loss per share – Basic and diluted	$(0.01)	$(0.16)

13.	PENSION COSTS

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $2,298 and $2,311 for the years ended December 31, 2022 and 2021, respectively.

14.	RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended December 31, 2022 and 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended December 31, 2022			December 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$52,361	100%		$19,211

Total:	$52,361	100%	Total:	$19,211

At December 31, 2022, accounts receivable balances were provided by the allowance of doubtful accounts of $4,879,118.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$693,304	70%		$2,427,487
Customer B	154,067	15%		1,509,812
Customer C	154,067	15%		1,164,531

Total:	$1,001,438	100%	Total:	$5,101,830

At December 31, 2021, accounts receivable balances were provided by the allowance of doubtful accounts of $4,972,680.

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

As of December 31, 2022, the Company has no material commitments or contingencies.

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

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were effective as of December 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2022.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2022 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

Name	Age	Positions
Ka Leung Wong	45	Chief Executive Officer, Director
Lan Chan	60	Chief Financial Officer, Chief Operating Officer, Secretary, Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Ka Leung (Wallis) WONG, age 45, joined us as our President, Chief Executive Officer and Director on May 8, 2020.  He has more than 30 years’ experience in the manufacturing, import and export trade industry in Asia. In 2004, Mr. Wong founded 3 Dynamics (Asia) Limited, a Hong Kong based mobile game and entertainment services company where he currently serves as the director. Under his leadership, 3 Dynamics has become one of the top innovators in Hong Kong, leveraging location-based technology in 3G and Wi-Fi game applications. He has successfully developed and launched more than 80 mobile games and entertainment services (including multiple award-winning games, “3G Mopas”, “Hong Kong War” and “DigiPublish” Platform) and launched in multiple regions such as Hong Kong, Macau, Taiwan, Mainland China, Southeast Asia and Europe.

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

Lan CHAN, age 60, joined us as our Chief Financial Officer, Secretary and Director on April 15, 2020.  He has more than 30 years’ experience in the manufacturing, import and export trade industry in Asia. He graduated from a tertiary school in Hong Kong and received his engineering diploma. He founded his business that markets and distributes LED products and components throughout the People’s Republic of China and the Asian region in 2012 and currently serves as its director.  Mr. Chan will bring to the Company his deep experience of conducting business in the PRC and Asia region.

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

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since December 31, 2022.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2022.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2022 and 2021 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2022, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compen- sation ($)	Total ($)

Ka Leung WONG (1)	2022	45,975	0	0	0	45,975
(Chief Executive Officer, President and Director)	2021	46,220	0	0	0	46,220

Lan CHAN (2)	2022	0	0	0	0	0
(Chief Financial Officer, Secretary and Director)	2021	0	0	0	0	0

_______________

(1)	Ka Leung WONG has served as our Chief Executive Officer, President and Director since May 22, 2020.
(2)	Lan Chan was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Director effective April 15, 2020. Mr. Chan resigned from his positions as Chief Executive Officer and President effective May 22, 2020, and was concurrently appointed Chief Operating Officer.

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

Compensation of Directors

During our fiscal year ended December 31, 2022, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Ka Leung Wong

Lan Chan

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 13, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Officers and Directors
Lan CHAN (3)	13,878,195	49.20%
Ka Leung WONG (4)	1,200,000	4.25%

All executive officers and directors as a group (2 persons)	15,078,195	53.45%

Shareholders Holding In Excess of 5%
Siu Chung CHEUNG	6,800,000	24.10%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 13, 2023. Applicable percentage ownership is based on 28,210,000 shares of common stock outstanding as of February 13, 2023, and any shares that such person or persons has the right to acquire within 60 days of February 13, 2023, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise noted, the business address of each beneficial owner listed is 17/F, 80 Gloucester Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.
(3)	Lan Chan was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and Director effective April 15, 2020. Mr. Chan resigned from his positions as Chief Executive Officer and President effective May 22, 2020, and was concurrently appointed Chief Operating Officer.
(4)	Ka Leung Wong was appointed to serve as our Chief Executive Officer, President and Director effective May 22, 2020.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2022, and December 31, 2021, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, Mr. Wong Ka Leung, our director, makes temporary advances on an unsecured, interest-free basis with no fixed repayment terms. As of December 31, 2022, the amount due from Mr. Wong was $4,840. As of December 31, 2021, the amount due to Mr. Wong was $66,135.

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

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate (“JS”) audited our financial statements for the fiscal years ended December 31, 2022, and 2021.

All audit work was performed by the full time employees of JS for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by JS, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2022	December 31, 2021

Audit fees	$43,000	$38,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$43,000	$38,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Amended and Restated Bylaws (2)
4.1	Form of “A” Common Stock Purchase Warrant (1)
4.2	Form of “B” Common Stock Purchase Warrant (1)
4.3	Form of “C” Common Stock Purchase Warrant (1)
4.4	Form of “D” Common Stock Purchase Warrant (1)
4.5	Form of “E” Common Stock Purchase Warrant (1)
4.6	Description of Securities(3)
10.1	Lease Agreement, dated December 28, 2018, by and between Luduson Entertainment Limited and Chen Xiu Ying (4)
10.2	Rental Agreement, dated December 28, 2021 (5)
10.3	Memorandum of Understanding dated August 6, 2020, by and between G Music Asia Limited and I-Generation Company Limited (6)
10.4	Investment Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (7)
10.5	Registration Rights Agreement, dated April 6, 2021, by and between Luduson G Inc., a Delaware corporation, and Strattner Alternative Credit Fund LP, a Delaware limited partnership (7)
10.6	Equity Purchase Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation, and Williamsburg Venture Holdings, LLC (8)

10.7	Registration Rights Agreement, dated August 20, 2021, by and between Luduson G Inc., a Delaware corporation and Williamsburg Venture Holdings, LLC (8)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instances Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). **

_______________________

*	Filed Herewith.
**	To be Filed by Amendment.

(1)	Incorporated by reference to the Exhibits to Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 2018.
(2)	Incorporated by reference to the Exhibits to the Definitive Information Statement of Schedule 14C filed with the Securities and Exchange Commission on June 8, 2020.
(3)	Incorporated by reference to the Exhibits to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
(5)	Incorporated by reference to the Exhibits to the annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022.
(6)	Incorporated by reference to the Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020.
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2021.
(8)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2021.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 17, 2023	LUDUSON G INC.

	By:	/s/Ka Leung Wong
Ka Leung Wong
Chief Executive Officer

