Form 10-Q
period 2023-03-31
Luduson G Inc.
filed 2023-05-17
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

17/F, 80 Gloucester Road, Wanchai, Hong Kong

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +852 2818 7199

Securities registered under Section 12(b) of the Act:

Common Stock, par value US$0.0001	LDSN	N/A
Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2023, the registrant had 28,210,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated into the text by reference.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

UNAUDITED PRO FORMA BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Investment in Unlisted shares	$2,821	$2,821

Total current assets	2,821	2,821

TOTAL ASSETS	$2,821	$2,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$81,000	$81,000

Total current liabilities	81,000	81,000

TOTAL LIABILITIES	81,000	81,000

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,210,000 and 28,210,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	2,821	2,821
Additional paid-in capital	1,032,179	1,032,179
Accumulated loss	(1,113,179)	(1,113,179)

Shareholders’ deficit	(78,179)	(78,179)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,821	$2,821

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

Three Months ended March 31,
	2023	2022

Revenue, net	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating expenses:
Audit fee	–	–

LOSS BEFORE INCOME TAXES	–	–

Income tax expenses	–	–

NET LOSS AND COMPREHENSIVE LOSS	$–	$–

Net loss per share
Basic and diluted	$–	$–

Weighted average shares outstanding
Basic and diluted	28,210,000	28,210,000

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED PRO FORMA STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Three Months ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$–	$–
Change in operating assets and liabilities:
Accrued expenses and other payable	–	–

Net cash provided by / (used in) operating activities	–	–

Net change in cash and cash equivalents	–	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED PRO-FORMA STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended March 31 2023 and 2022
	Common Stock		Additional		Total
	No. of shares	Amount	Paid-in Capital	Accumulated loss	Stockholders’ equity

Balance as at January 1, 2022	28,210,000	$2,821	$1,032,179	$(1,070,179)	$(35,179)

Net loss for the period	–	–	–	–	–

Balance as at March 31, 2022	28,210,000	$2,821	$1,032,179	$(1,070,179)	$(35,179)

Balance as at January 1, 2023	28,210,000	$2,821	$1,032,179	$(1,113,179)	$(78,179)

Net loss for the period	–	–	–	–	–

Balance as at March 31, 2023	28,210,000	$2,821	$1,032,179	$(1,113,179)	$(78,179)

See accompanying notes to financial statements.

LUDUSON G INC.

NOTES TO UNAUDITED PRO-FORMA FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Currently, the Company is actively seeking new business which has the potential to generate a healthy stream of income. The management has primarily targeted an entertainment company which mainly engages in the service of building and fostering relationships between leading influencers and brands, through identifying and partnering with top influencers across a range of industries and social media platforms. The Company is principally engaged in influencer management, commercial film production and online ecosystem development company, with the target to provide a unified entertainment universe for Southeast Asian market and fans of the genre around the world.

Description of subsidiaries

As of March 31, 2023, the Company has the following subsidiaries:

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

All of the subsidiaries have been deconsolidated on May 12, 2023.

NOTE – 2 PROPOSED REVERSE ACQUISITION AND SPIN-OUT

The Company is in the process of negotiating a definitive agreement (the “Definitive Agreement”) with the target business (the “Target”), which is primarily engaged in influencer management, commercial film production and online ecosystem development company, with the target to provide a unified entertainment universe for Southeast Asian market and fans of the genre around the world.

The Company is expected to issue a minimum of 90% fully diluted shares to the business owner of the Target, in exchange for 100% of their European company and the whole operation. After such transaction, the business owner of the Target gains the control of the Company and in effect completes a business combination of the Target with the Company, resulting in a reverse acquisition (the “Reverse Acquisition”). The European company includes the experienced team with full employment contracts, expertise, and customer and supplier list, but has immaterial tangible assets and liabilities. The estimated NAV is foreseen to create a big profit for the Company, with more than 1,000 Greater China influencers having a very dominant track record in the Hong Kong movie industry. At the same time, the deconsolidated 3 entities will be returned to the Director(s) (the “Spin-out”).

An 8-k will be announced shortly after the Reverse Acquisition and Spin-out to reflect the timely and accurate presentation of the Company.

NOTE – 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited pro-forma financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●   Basis of presentation

The accompanying unaudited pro-forma financial statements of the Company have been prepared by management in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and to give effect to the Reverse Acquisition and Spin-out of the Company’s subsidiaries to the Director(s). In the opinion of management, the unaudited pro-forma financial statements include all adjustments necessary for the fair presentation of the transactions described in Note 2 for the purpose of the Reverse Acquisition (see “Pro-Forma Assumptions and Adjustments” described below).

The unaudited pro−forma statement of financial position has been prepared as if the Spinout described in Note 2 had occurred on December 31, 2022 for the proposed Reverse Acquisition. The unaudited pro−forma statement of income/ (loss) and comprehensive income/ (loss) for the 3 months ended March 31, 2023 has been prepared as if the Spinout had occurred on January 1, 2022.

The unaudited pro-forma financial statements have been prepared for illustrative purposes only and may not be indicative of the financial position and results of operations that would have occurred if the transactions had taken place on the dates indicated or of the financial position or operating results which may be obtained in the future. The unaudited pro-forma financial statements are not a forecast or projection of future results. The actual consolidated financial statements and results of the Company and its subsidiaries for any period following March 31, 2023 will likely vary from the amounts set forth in the unaudited pro forma financial statements and such variation may be material

These accompanying unaudited pro-forma financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis.

●   Pro-forma Assumptions and Adjustments

The unaudited pro-forma financial statements incorporate the following pro-forma assumptions and adjustments to give effect to the transactions described in Note 2 as if they had occurred on December 31, 2022 and January 1 2022 in the case of the unaudited pro-forma statement of financial position and statement of income (loss) and comprehensive income (loss) respectively:

a.	Spin-out of the Company’s subsidiaries’ assets and liabilities to the existing Director(s)

Pursuant to the Definitive Agreement of the Target obtained, the Company will transfer all the deconsolidated business, corporate, legal and accounting books, records and documents, assets, all equipment, hardware, software, office supplies, fixtures, and other tangible property owned, leased or held by or on behalf of the Company at a consideration of carrying value at balance sheet date of $2,821.

b.	Reverse acquisition accounting

The Company will complete such Reverse Acquisition transaction pursuant to the Merger Accounting standard, in which the Company as the legal acquirer will acquire the Target which is deemed to be the accounting acquirer. For accounting purposes, the Company is deemed to be the accounting acquiree in such reverse acquisition transaction. The accounting acquirer will be the surviving legal entity in the Reverse Acquisition and continues to issue financial statements. The financial reporting will then reflect the accounting from the perspective of the accounting acquirer, except for the legal capital, which is retroactively adjusted to reflect the capital of the legal acquirer (accounting acquiree) in accordance with ASC 805-40-45-1. The unaudited pro-forma financial statement is adjusted and prepared for the purpose of the reverse acquisition accounting with the accounting acquirer.

●   Use of estimates and assumptions

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●   Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2023 and 2022.

●   Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

NOTE – 4 STOCKHOLDERS’ EQUITY

Authorized shares

As of March 31, 2023 and December 31, 2022, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

The Company's first issuance of common stock, totalling 580,000 shares, took place on March 6, 2014 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Pacific Shores Development, Inc. (“PSD”). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their Pro Rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

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

As of March 31, 2023, no warrants have been exercised.

Issued and outstanding shares

As of March 31, 2023 and December 31, 2022, 28,210,000 common shares were issued and outstanding, and 2,500,000 warrants to acquire common shares were issued and exercisable.

NOTE – 5 INCOME TAX

The Company mainly operates in Penang, Malaysia, and other parts of Asia, and is subject to different taxes in the governing jurisdictions in which it operates. The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate, as follows:

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

As of March 31, 2023, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

NOTE – 6 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 7 COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no material commitments or contingencies.

NOTE – 8 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the Pro-forma financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the unaudited pro-forma financial statements. During the period, the Company did not have any material subsequent events other than those disclosed above.

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

Overview

We were incorporated under the laws of the State of Delaware on March 6, 2014, under the name “Jovanovic-Steele, Inc.” Our name was changed to Baja Custom Designs, Inc. on October 26, 2017. On May 8, 2020, we acquired Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”). the acquisition was originally for entering into the gaming technology business. However, we disposed LHCL in April 2023 due to the laborious due diligence process and time staking, and we are now on the midst of acquiring an influencer management company.

We are a Delaware holding company currently active in seeking new business for a heathy income stream. We primarily targeted an European company dedicated to building and fostering relationships between leading influencers and brands. We focus on identifying and partnering with top influencers across a range of industries and social media platforms, through partnering with movie studios and online ecosystems and production companies to promote their films through our influencer network, with the aim of eventually producing such movies in-house. We are principally engaged in influencer management, commercial film production and online ecosystem development company. Our target is to provide a unified entertainment universe for China market, Asia market and all overseas Chinese around the world.

Our goal is to supercharge influencers through Influencer Content Centers, Cinema for movies and special content, Game Halls (including VR, AR, MR games), Comic and Animation Museum, Online Live Concert Stadium and Travel Sharing Center projects. Our target is to build an online and offline ecosystem with great content. In addition, we plan to build a Movie Set Studio and a partner with well-known multimedia franchises to open Theme Parks in Penang, Malaysia. The Studio will have a Hong Kong Style Street environment and an ancient China Town area for our filming. It will also get profit from tourist visit and rent to other company for movie shooting. The theme park will include many attractions and games in collaboration with partnered live action or animated series for fans across the movie and animation sector. Through this operation, the Company will explore the animation market with a large number of fans around the world.

We’re a group of Creators, experienced KOL managers, movie producers, directors, screenwriters, and a group of classic game developers, born in Hong Kong from 1970s to 1990s. Our team has deep experience in game production and platform development. We’re familiar with developing VR, AR and MR experiences for our valuable fans, as well as the trendiest online ecosystem solutions. Our principal executive and registered offices are located at 17/F, 80 Gloucester Road, Wanchai, Hong Kong, telephone number +852-2119 1031.

We are not a Chinese operating company but a Delaware holding company operations will be conducted through our wholly owned subsidiaries based in Asia, including but not limited to Malaysia and Hong Kong. Our to be holding company structure presents unique risks as our investors may never directly hold equity interests in our Malaysia and Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our Hong Kong subsidiaries will not require to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. The business of our subsidiaries will not be subjected to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which are provided by us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, or the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange.

Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of the uncertainty of any future actions of the PRC government in this regard, including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth in the 10-K.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong, China, and the U.S. in the subsequent months. Given the prolonged nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in Hong Kong, the Company’s business, results of operations, and financial condition for calendar year 2022 have been adversely affected.

Management believes that COVID-19 could continue to have a material impact on its financial results for the first half of the calendar year 2023 and could cause the potential impairment of certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management is continuing to work closely with its service centers to enhance their marketing and promotion activities to generate revenue.

We believe that the Company can generate sufficient cash flow over the next 12 months to implement the revised business plan. We believe that we will need approximately $1.5 million to implement our revised business plan for the 12 months thereafter.

Results of Operations.

Comparison of the three months ended March 31, 2023 and 2022

We recorded no revenues (three months ended March 31, 2022: nil) and incurred no cost of goods sold in the unaudited pro-forma financial statements for the three months ended March 31, 2023 (“1Q2023”) (three months ended March 31, 2022 (“1Q2022”): nil).There was no gross profit or loss recorded in 1Q2023 (no gross profit or loss in 1Q2022).

We recorded nil operating expenses in 1Q2023 and 1Q2022.

There was zero net profit or loss in 1Q2023 and 1Q2022.

Our total assets as of March 31, 2023 were $2,821 (December 31, 2022: $2,821) which comprised of investment of unlisted shares.

Our total liabilities as of March 31, 2023 were $81,000 (December 31, 2022: $81,000) which comprised of provision of audit fees.

We currently anticipate our operating expenses over the next 12 months will be approximately $50,000, which would include legal and professional fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses.

As of March 31, 2023 the Company had authorized 28,210,000 shares of common stock with a par value of $0.0001 per share issued and outstanding and there were no outstanding stock options or warrants.

As of December 31, 2022, the Company had 30,125,000 shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

We reported an accumulated deficit of $1,113,179 as of both period ended March 31, 2023 and year ended December 31, 2022. we had no cash and cash equivalent as of both period ended March 31, 2023 and year ended December 31, 2022. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to raise capital, develop a source of revenues, report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Cost of Revenue. There was no cost of revenue as reported in 1Q2023 and 1Q2022.

Gross Profit. There was zero gross profit as reported in 1Q2023 and 1Q2022.

General and Administrative Expenses (“G&A”). We incurred no G&A expenses in 1Q2023 and 1Q2022.

Income Tax Expense. There were no income tax expenses in 1Q2023 and 1Q2022.

Net (Loss) Income. In 1Q2023 and 1Q2022, we did not record any net profit or loss.

Liquidity and Capital Resources

As of March 31, 2023, we had an investment in unlisted shares of $2,821.

In 1Q2023, the Company did not generate any net cash from operating activities, financing and investing activities.

Off Balance Sheet Arrangements

We are currently active in seeking new business which has the potential to generate a healthy stream of income. The management has primarily targeted an entertainment company and is in the process of negotiating a Definitive Agreement with the Target.

The Company will deconsolidate all of its subsidiaries as shown in Note 1 of the financial statements in ITEM 1 above and perform a Reverse Acquisition of the Target by issuing an approximate of 90% fully diluted shares to the Target’s business owner. The Target does not have any material tangible asset nor liability, thus we do not foresee the Company to have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except as may be disclosed in the section “Recent Events”.

Summary of significant accounting policies

Refer to Note 2 of the financial statements in ITEM 1 above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended December 31, 2022, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Nevertheless, the pro-forma financial statements of this Form 10-Q have been reviewed by an independent public accounting firm, Messrs JTC Fair Song CPA Firm of PCAOB No. 2747.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this quarterly report:

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luduson G Inc. Registrant

Date: May 17, 2023	By:	/s/ Ka Leung Wong
Ka Leung Wong
(Chief Executive Officer and Director)

Luduson G Inc. Registrant

Date: May 17, 2023	By:	/s/Lan Chan
Lan Chan
(Chief Financial Officer, Chief Operating Officer and Secretary)

