Form 10-Q
period 2023-06-30
Luduson G Inc.
filed 2023-08-15
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +852 2824 8560

Securities registered under Section 12(b) of the Act:

Common Stock, par value US$0.0001	OTCQB
Title of each class	Name of each exchange on which registered

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

As of August 12, 2023, the registrant had 28,210,000 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Investment in Unlisted shares	$–	$2,821

Total current assets	–	2,821

TOTAL ASSETS	$–	$2,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other payables	$81,504	$81,000

Total current liabilities	81,504	81,000

TOTAL LIABILITIES	81,504	81,000

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	–	–
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 28,210,000 and 28,210,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	2,821	2,821
Additional paid-in capital	1,032,179	1,032,179
Accumulated loss	(1,116,504)	(1,113,179)

Shareholders’ deficit	(81,504)	(78,179)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$–	$2,821

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022

Revenue, net	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

Operating expenses:
General and administrative	3,325	–	3,325	–

LOSS BEFORE INCOME TAXES	(3,325)	–	(3,325)	–

Income tax expenses	–	–	–	–

NET LOSS AND COMPREHENSIVE LOSS	$(3,325)	$–	$(3,325)	$–

Net loss per share
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic and diluted	28,210,000	28,210,000	28,210,000	28,210,000

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(3,325)	$–
Change in operating assets and liabilities:
Accrued expenses and other payable	504	–

Net cash used in operating activities	(2,821)	–

Cash flow from investing activities:
Disposal of investment in unlisted shares	2,821	–

Net cash provided by investing activities	2,821	–

Net change in cash and cash equivalents	–	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three and Six Months ended June 30, 2023 and 2022
	Common Stock		Additional		Total
	No. of shares	Amount	Paid-in Capital	Accumulated loss	Stockholders’ equity

Balance as at January 1, 2022	28,210,000	$2,821	$1,032,179	$(1,070,179)	$(35,179)

Net loss for the period	–	–	–	–	–

Balance as at March 31, 2022	28,210,000	$2,821	$1,032,179	$(1,070,179)	$(35,179)

Net loss for the period	–	–	–	–	–

Balance as at June 30, 2022	28,210,000	$2,821	$1,032,179	$(1,070,179)	$(35,179)

Balance as at January 1, 2023	28,210,000	$2,821	$1,032,179	$(1,113,179)	$(78,179)

Net loss for the period	–	–	–	–	–

Balance as at March 31, 2023	28,210,000	$2,821	$1,032,179	$(1,113,179)	$(78,179)

Net loss for the period	–	–	–	(3,325)	(3,325)

Balance as at June 30, 2023	28,210,000	$2,821	$1,032,179	$(1,116,504)	$(81,504)

See accompanying notes to financial statements.

LUDUSON G INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED June 30, 2023 AND 2022

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

As of July 06, 2023, the Company completed the Reverse Take-over of Glamourous Group Holding Limited, by the issuance of 320,000,000 common shares to Ho Chi Wan, the sole shareholder of Glamourous Group. As a result of the Arrangement, Ms. Ho Chi Wan now holds an aggregate of 320,000,000 shares, or approximately 91.9% of the issued and outstanding shares of the Common Stock and 91.9% total voting power of all outstanding voting securities, resulting in a change of control of the Company.

Glamourous Group Holding Limited is an entertainment company which mainly engages in the service of building and fostering relationships between leading influencers and brands, through identifying and partnering with top influencers across a range of industries and social media platforms. Glamourous Group is principally engaged in influencer management, commercial film production, and online ecosystem development, with the target to provide a unified entertainment universe for Southeast Asian market and fans of the genre around the world.

Description of subsidiaries

As of June 30, 2023, the Company has the following subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Glamourous Group Holding Limited	United Kingdom of England and Wales	Investment holding	10,000 ordinary shares at par value of GBP1	100%

NOTE – 2 REVERSE ACQUISITION AND SPIN-OUT

As of July 06, 2023, the Company completed the Reverse Take-over of Glamourous Group Holding Limited (the “Target”), a limited liability company incorporated in the United Kingdom of England and Whales, which is primarily engaged in influencer management, commercial film production and online ecosystem development company, with the target to provide a unified entertainment universe for Southeast Asian market and fans of the genre around the world.

As of May 24, 2023, the Company disposed of the investment in unlisted shares (“Unlisted Shares”), which are the subsidiaries that had been deconsolidated on May 12, 2023, to Mr. Lan CHAN, a substantial shareholder of the Company at a consideration of $2,821. The Unlisted Shares were classified as a financial asset at fair value through profit or loss at a carrying value of $2,821 as of the disposal date. There was no gain or loss arising from the disposal.

The Company issued an equivalent of 91.9% fully diluted shares to the business owner of the Target, Ms Ho Chi Wan, in exchange for 100% of the Target and the whole operation. After such a transaction, Ms Wan gained control of the Company and in effect completed a business combination of the Target with the Company, resulting in a reverse acquisition (the “Reverse Acquisition”). Glamourous Group Holding Limited includes an experienced team with full employment contracts, expertise, and customer and supplier list, but has immaterial tangible assets and liabilities. The estimated NAV is foreseen to create a big profit for the Company, with more than 1,000 Greater China influencers having a very dominant track record in the Hong Kong movie industry. At the same time, the deconsolidated entities will be returned to the former Director(s) (the “Spin-out”).

Subsequent 8-K forms are filed after the Reverse Acquisition and Spin-out to reflect the timely and accurate presentation of the Company.

NOTE – 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited pro-forma financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●   Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by management in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023.

●   Use of estimates and assumptions

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●   Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation

●   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●   Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2023 and December 31, 2022, there were allowances for doubtful debts of nil and nil respectively.

●   Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Plant and Equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2023 and 2022 were nil and nil respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 were nil and nil respectively.

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

●   Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2023 and 2022.

●   Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company mainly operates in Penang, Malaysia, and other parts of Asia, and maintains its books and record in their local currencies, mainly the Malaysian Ringgit (“MYR”), which is the functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

NOTE – 4 STOCKHOLDERS’ EQUITY

Authorized shares

As of June 30, 2023, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2022: 1,000,000,000 shares of common stock), and 20,000,000 shares of preferred stock also with $0.0001 par value (December 31, 2022: 20,000,000 shares of preferred stock). No other classes of stock are authorized.

On May 30, 2023, the Company approved an issuance of 47,000,000 common shares to Siu Chung Cheung and recipients (“CHEUNG el.”) in regard to an outstanding debt of USD41,000.

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

On May 22, 2020, the Company consummated the acquisition of Luduson Holding Company Limited (“LHCL”) and agreed to issue to the shareholders of LHCL Ten Million (10,000,000) shares of its common stock, at a value of $0.10 per share, for an aggregate value of $1,000,000. LHCL has been deconsolidated and disposed on May 12, 2023.

As of June 30, 2023, no warrants have been exercised.

Issued and outstanding shares

As of June 30, 2023, 28,210,000 common shares were issued and outstanding (December 31, 2022: 28,210,000 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2022: 2,500,000 warrants).

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

As of June 30, 2023, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

Malaysia

The income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. The principal legislation that governs a person’s income tax in Malaysia is the Income Tax Act 1967 (the “ITA”). The regulatory body implementing and enforcing the ITA is the Inland Revenue Board of Malaysia. Pursuant to Section 3 of the ITA, income tax shall be charged for each year of assessment upon the income of any person accruing in or derived from Malaysia or received in Malaysia from outside Malaysia.

Under the ITA, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays, and tax exemptions may be granted on a case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of MYR2,500,000 or less, and gross income of not more than MYR50 million) is 17% for the first MYR600,000 (or approximately $150,000), with the remaining balance being taxed at the 24% rate.

As of June 30, 2023, the operations in the Malaysia incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

NOTE – 6 RELATED PARTY TRANSACTIONS

As of May 24, 2023, the Company disposed of the investment in unlisted shares (“Unlisted Shares”), which are the subsidiaries that had been deconsolidated on May 12, 2023, to Mr. Lan CHAN, a substantial shareholder of the Company at a consideration of $2,821. The Unlisted Shares were classified as a financial asset at fair value through profit or loss at a carrying value of $2,821 as of the disposal date. There was no gain or loss arising from the disposal.

NOTE – 7 COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no material commitments or contingencies.

NOTE – 8 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the Pro-forma financial statements are issued, the Company has evaluated all events or transactions that occurred after 30 June, 2023, up through the date the Company issued the unaudited pro-forma financial statements.

On July 06, 2023, the Company completed the Reverse Takeover of Glamourous Group Holding Limited (“GGHI”), a limited liability company incorporated in the United Kingdom of England and Whales, by the issuance of 320,000,000 common shares to Ho Chi Wan, the sole shareholder of GGHI, on July 01, 2023. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act.

As a result of the issuance of the shares, Ms. Ho Chi Wan now holds an aggregate of 320,000,000 shares, or approximately 91.9% of the issued and outstanding shares of the Common Stock and 91.9% total voting power of all outstanding voting securities, resulting in a change of control of the Company.

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

Overview

We were incorporated under the laws of the State of Delaware on March 6, 2014, under the name “Jovanovic-Steele, Inc.” Our name was changed to Baja Custom Designs, Inc. on October 26, 2017. On May 8, 2020, we acquired Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”). the acquisition was originally for entering into the gaming technology business. However, we disposed LHCL in April 2023 due to the laborious due diligence process and time staking. On May 24, 2023, we entered into a Share Exchange Arrangement to acquire Glamourous Group Holding Limited, a limited liability company incorporated in the United Kingdom of England and Whales. The acquisition is completed on July 06, 2023.

We are a Delaware holding company principally engaged in the business of building and fostering relationships between leading influencers and brands. We focus on identifying and partnering with top influencers across a range of industries and social media platforms, through partnering with movie studios and online ecosystems and production companies to promote their films through our influencer network, with the aim of eventually producing such movies in-house. We are principally engaged in influencer management, commercial film production and online ecosystem development company. Our target is to provide a unified entertainment universe for China market, Asia market and all overseas Chinese around the world.

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

We are a group of Creators, experienced KOL managers, movie producers, directors, screenwriters, and a group of classic game developers, born in Hong Kong from 1970s to 1990s. Our team has deep experience in game production and platform development. We are familiar with developing VR, AR and MR experiences for our valuable fans, as well as the trendiest online ecosystem solutions. Our principal executive and registered offices are located at 17/F, 80 Gloucester Road, Wanchai, Hong Kong, telephone number +852-2119 1031.

We are not a Chinese operating company but a Delaware holding company. Our operations will be conducted through our wholly owned subsidiaries based in Asia, including but not limited to Malaysia and Hong Kong. Our to be holding company structure presents unique risks as our investors may never directly hold equity interests in our Malaysia and Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our Hong Kong subsidiaries will not require to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. The business of our subsidiaries will not be subjected to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which are provided by us and audited by our auditor, and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, or the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange.

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

Results of Operations.

Comparison of the three months ended June 30, 2023 and 2022

We recorded no revenues (three months ended June 30, 2022: nil) and incurred no cost of goods sold in the unaudited pro-forma financial statements for the three months ended June 30, 2023 (“2Q2023”) (three months ended June 30, 2022 (“2Q2022”): nil).There was no gross profit or loss recorded in 2Q2023 (no gross profit or loss in 2Q2022).

We recorded operating expenses of $3,325 in 2Q2023 (2Q2022: nil) which comprised of general and administrative expenses.

There was a net loss of $3,325 in 2Q2023 (2Q2022: nil).

Our total assets as of June 30, 2023 were nil (December 31, 2022: $2,821).

Our total liabilities as of June 30, 2023 were $81,504 (December 31, 2022: $81,000) which comprised of provision of audit fees.

We currently anticipate our operating expenses over the next 12 months will be approximately $50,000, which would include legal and professional fees, IT cost and further website and software development and testing, marketing and advertising, and other expenses.

As of June 30, 2023 the Company had authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. 28,210,000 shares were issued and outstanding and there were no outstanding stock options or warrants.

As of December 31, 2022, the Company had 28,210,000 shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

We reported an accumulated deficit of $1,116,504 as of June 30, 2023 (December 31, 2022: $1,113,179). we had no cash and cash equivalent as of both periods ended June 30, 2023 and year ended December 31, 2022. The report of on our financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company's cash position may not be significant enough to support the Company's daily operations, management intends to seek a short-term financing from the substantial shareholder or raise additional funds by way of equity and/or debt financing to fund operations. The management believes that the resulting controlling shareholder after the completion of the Reverse Acquisition is willing to provide financial support to the Company to cover our operating costs where necessary and in due course in the next twelve months. Therefore, the consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Cost of Revenue. There was no cost of revenue as reported in 2Q2023 and 2Q2022.

Gross Profit. There was zero gross profit as reported in 2Q2023 and 2Q2022.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $3,325 in 2Q2023 (2Q2022: nil).

Income Tax Expense. There were no income tax expenses in 2Q2023 and 2Q2022.

Net (Loss) Income. We recorded a net loss of $3,325 in 2Q2023 (2Q2022: nil).

Liquidity and Capital Resources

As of June 30, 2023, the Company has no assets.

In 2Q2023, the Company did not generate any net cash from operating activities, financing and investing activities.

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

Refer to Note 3 of the financial statements in ITEM 1 above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Item 10 (f)(1) of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended June 30, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Nevertheless, the unaudited condensed consolidated financial statements of this Form 10-Q have been reviewed by an independent public accounting firm, Messrs JTC Fair Song CPA Firm of PCAOB No. 2747.

PART II – OTHER INFORMATION

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

__________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luduson G Inc. Registrant

Date: August 14, 2023	By:	/s/ Man Fai Cheng
Man Fai Cheng
(Director and Chief Executive Officer)

Luduson G Inc. Registrant

Date: August 14, 2023	By:	/s/ Eng Wah Kung
Eng Wah Kung
(Director and Chief Financial Officer)

