Form 10-Q
period 2023-09-30
Luduson G Inc.
filed 2023-11-20
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-38457

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of October 03, 2023, the issuer had 501,466,410 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$232,201	$12,056
Prepaid expenses and other current assets	64,102	–
Total Current Assets	296,303	12,056
Non-Current Assets
Intellectual property rights	6,000,000	–
Goodwill	806,158	–
Total Non-Current Assets	6,806,158	–
TOTAL ASSETS	$7,102,461	$12,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities and other payables	$72,518	$78,179
Current portion of long-term loan payables	78,932	–
Total Current Liabilities	151,450	78,179
Non-Current Liabilities
Long-term loan payables	1,022,655	–
Total Non-Current Liabilities	1,022,655	–
TOTAL LIABILITIES	1,174,105	78,179

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 501,466,410 and 348,210,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	49,607	34,281
Additional paid-in capital	20,138,804	13,938,904
Accumulated loss	(14,260,055)	(14,039,308)

Shareholders’ Equity	5,928,356	(66,123)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,102,461	$12,056

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022

Revenue	$–	$–	$–	$–

Cost of revenue	–	–	–	–

Gross profit	–	–	–	–

General and administrative expenses	(210,771)	–	(214,096)	–
Loss from operations	(210,771)	–	(214,096)	–

Other income (expense)
Interest income	6	–	6	–
Interest expense	(6,657)	–	(6,657)	–
Total other income (expense)	(6,651)	–	(6,651)	–

Loss before income tax provision	(217,422)	–	(220,747)	–

Income tax provision (benefits)	–	–	–	–

Net Loss	$(217,422)	$–	$(220,747)	$–

Net loss per share
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic and diluted	465,457,765	348,210,000	387,722,067	348,210,000

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(220,747)	$–
Adjustments to reconcile net income to net cash provided by operating activities
Stock based compensation	205,026	–
Changes in assets and liabilities
(Increase) in other receivables and other current assets	(64,102)	–
Increase in accrued expenses	4,539	–
Net cash used in operating activities	(75,284)	–

Cash Flows from Investing Activities:
Purchase of equipment	–	–
Net cash provided by investing activities	–	–

Cash Flows from Financing Activities
Repayment to borrowings	(3,009)	–
Proceeds from sale of subsidiaries	298,438	–
Net cash provided by financing activities	295,429	–

Effect of foreign currency translation on cash and cash equivalents	–	–
Net increase in cash and cash equivalents	220,145	–
Cash and Cash Equivalents
Beginning	12,056	–
Ending	$232,201	$–

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$6,657	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Debt converted to common stock	$10,200	$–
Issuance of treasury stock for intellectual property rights	$6,000,000	$–

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Treasury Stock		Additional		Total
	Number of		Number of		paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	Equity
Balance, December 31 2022 (unaudited and restated)	348,210,000	$34,281	–	$–	$13,938,904	$(14,039,308)	$(66,123)
Net Loss	–	–	–	–	–	(220,747)	(220,747)
Shares issued as debt conversion 12 July 2023	34,820,000	3,482	–	–	–	–	3,482
Shares issued as debt conversion 13 July 2023	12,180,000	1,218	–	–	–	–	1,218
Shares issued as debt conversion 18 July 2023	50,256,410	5,026	–	–	–	–	5,026
Shares issued as debt conversion 31 July 2023	20,000,000	2,000	–	–	–	–	2,000
Shares issued as debt conversion 1 August 2023	35,000,000	3,500	–	–	–	–	3,500
Transfer to Treasury Stock 15 August 2023	(30,000,000)	(3,000)	30,000,000	3,000	–	–	–
Shares issued at price USD0.2 as stock compensation 22 August 2023	1,000,000	100	–	–	199,900	–	200,000
Treasury Stock was given for the purchase of 30 movie Intelligent Properties 21 September 2023	30,000,000	3,000	(30,000,000)	(3,000)	6,000,000	–	6,000,000
Balance, September 30 2023	501,466,410	$49,607	$–	$–	$20,138,804	$(14,260,055)	$5,928,356

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

On July 06, 2023, the Company completed the Reverse Takeover of Glamourous Group Holding Limited (“GGHI”), a limited liability company incorporated in the United Kingdom of England and Wales, by the issuance of 320,000,000 common shares to Ho Chi Wan, the sole shareholder of GGHI, on July 01, 2023. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act.

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

On 26 September, Glamourous Group Holding Limited (UK) has been merged and replaced with a Hong Kong entity, Glamorous Holdings International Company Limited as part of group restructuring. The Company have also roll in Glamourous Holdings Company Limited (HK) as part of the group restructuring.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held
Glamourous Holdings Company Limited (HK)	Hong Kong	Entertainment & Consultancy	10,000 ordinary shares at par value of HKD1	100%

Glamourous Holdings International Company Limited	Hong Kong	Entertainment & Consultancy	10,000 ordinary shares at par value of HKD1	100%

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

●      Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023.

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

●      Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2023 and December 31, 2022, there were allowances for doubtful debts of nil and nil respectively.

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

Depreciation expense for the three months ended September 30, 2023 and 2022 were nil and nil respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 were nil and nil respectively.

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

●      Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2023 and 2022.

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

NOTE – 4 STOCKHOLDERS’ EQUITY

Authorized shares

As of September 30, 2023, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2022: 1,000,000,000 shares of common stock), and 20,000,000 shares of preferred stock also with $0.0001 par value (December 31, 2022: 20,000,000 shares of preferred stock). No other classes of stock are authorized.

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

As of September 30, 2023, no warrants have been exercised.

Issued and outstanding shares

As of September 30, 2023, 501,466,410 common shares were issued and outstanding (December 31, 2022: 348,210,000 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2022: 2,500,000 warrants).

According to RTO accounting, the financial statement presentation has been presented as if the merger had taken place on January 1, 2022. Therefore, the fully diluted shares as of December 31, 2022 is presented as 348,210,000 shares.

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

As of September 30, 2023, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

As of September 30, 2023, the operations in the Malaysia incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

NOTE – 6 RELATED PARTY TRANSACTIONS

As of September 30, 2023, the Company has no related party transactions.

NOTE – 7 COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no material commitments or contingencies.

NOTE – 8 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the Pro-forma financial statements are issued, the Company has evaluated all events or transactions that occurred after 30 September, 2023, up through the date the Company issued the unaudited pro-forma financial statements.

As of September 30, 2023, the Company has no subsequent events.

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

Management believes that COVID-19 could continue to have a material impact on its financial results for the first half of calendar year 2023 and could cause the potential impairment of certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management is continuing to work closely with its service centers to enhance their marketing and promotion activities to generate revenue.

We believe that the Company can generate sufficient cash flow over the next 12 months to implement the revised business plan. We believe that we will need approximately $1.5 million to implement our revised business plan for the 12 months thereafter.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

We recorded no revenues (three months ended September 30, 2022: nil) and incurred no cost of goods sold in the unaudited pro-forma financial statements for the three months ended September 30, 2023 (“3Q2023”) (three months ended September 30, 2022 (“3Q2022”): nil).There was no gross profit or loss recorded in 3Q2023 (no gross profit or loss in 3Q2022).

We recorded operating expenses of $210,771 in 3Q2023 (3Q2022: nil) which comprised of general and administrative expenses.

There was a net loss of $210,771 in 3Q2023 (3Q2022: nil).

Our total assets as of September 30, 2023 were $7,102,461 (December 31, 2022: $12,056).

Our total liabilities as of September 30, 2023 were $1,174,105 (December 31, 2022: $78,179).

As of September 30, 2023 the Company had authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. 501,466,410 shares were issued and outstanding and there were no outstanding stock options or warrants.

As of December 31, 2022, the Company had 28,210,000 shares of common stock issued and outstanding and there were no outstanding stock options or warrants.

We reported an accumulated deficit of $14,260,055 as of September 30, 2023 (December 31, 2022: $14,039,308). We had cash and cash equivalent of $232,201 as of September 30, 2023 (December 31, 2022: $12,056). The report of on our financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our minimal cash and no source of revenues which are insufficient to cover our operating costs. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Cost of Revenue. There was no cost of revenue as reported in 3Q2023 and 3Q2022.

Gross Profit. There was zero gross profit as reported in 3Q2023 and 3Q2022.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $210,771 in 3Q2023 (3Q2022: nil).

Income Tax Expense. There were no income tax expenses in 3Q2023 and 3Q2022.

Net (Loss) Income. We recorded a net loss of $217,422 in 3Q2023 (3Q2022: nil).

Liquidity and Capital Resources

As of September 30, 2023, the Company has assets of $7,102,461 (December 31, 2022: $12,056).

In 3Q2023, the Company generated net cash of $220,145 from operating activities, financing and investing activities (3Q2022: nil).

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Luduson G Inc. Registrant

Date: November 20, 2023	By:	/s/ Man Fai Cheng
Man Fai Cheng
(Director and Chief Executive Officer)

Luduson G Inc. Registrant

Date: November 20, 2023	By:	/s/ Eng Wah Kung
Eng Wah Kung
(Director and Chief Financial Officer)

