Form 10-K
period 2023-12-31
Luduson G Inc.
filed 2024-03-28
CIK 1737193

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-55999

LUDUSON G INC.

(Exact name of registrant as specified in its charter)

delaware	82-3184409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

35/F, Central Plaza, 18 Harbour Road
Wanchai, Hong Kong	00000
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: + 852 2824 8560

Securities registered pursuant to Section 12(b) of the Act: LDSN

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of March 07, 2024
Common Stock, $.0001 par value per share	508,466,410 shares

The aggregate market value of 53,020,000 shares of Common Stock of the registrant held by non-affiliates on December 29, 2023, the last business day of the registrant’s year ended December 31, 2023, computed by reference to the closing price reported by OTC Markets on that date is $11,293,260.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS.

i

INTRODUCTORY COMMENTS

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

We are a group of Creators, experienced KOL managers, movie producers, directors, screenwriters, and a group of classic game developers, born in Hong Kong from 1970s to 1990s. Our team has deep experience in game production and platform development. We are familiar with developing VR, AR and MR experiences for our valuable fans, as well as the trendiest online ecosystem solutions. Our principal executive and registered offices are located at 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong, telephone number +852 2824 8560.

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

ii

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

iii

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

iv

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

vi

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We were incorporated under the laws of the State of Delaware on March 6, 2014, under the name “Jovanovic-Steele, Inc.” Our name was changed to Baja Custom Designs, Inc. on October 26, 2017. On May 8, 2020, we acquired Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”). the acquisition was originally for entering into the gaming technology business. However, we disposed LHCL in April 2023 due to the laborious due diligence process and time staking. On May 24, 2023, we entered into a Share Exchange Arrangement to acquire Glamourous Group Holding Limited, a limited liability company incorporated in the United Kingdom of England and Whales. The acquisition is completed on July 06, 2023. On 26 September, Glamourous Group Holding Limited (UK) has been merged and replaced with a Hong Kong entity, Glamourous Holdings International Company Limited as part of group restructuring. The Company have also roll in Glamourous Holdings Company Limited (HK) as part of the group restructuring. As a result of the group restructuring, our corporate structure is below:

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

We are a group of Creators, experienced KOL managers, movie producers, directors, screenwriters, and a group of classic game developers, born in Hong Kong from 1970s to 1990s. Our team has deep experience in game production and platform development. We are familiar with developing VR, AR and MR experiences for our valuable fans, as well as the trendiest online ecosystem solutions. Our principal executive and registered offices are located at 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong, telephone number +852 2824 8560.

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

On April 3, 2020, Linda Masters, the Company’s then Chief Executive Officer and President, entered into a Stock Purchase Agreement (the “2020 SPA”), pursuant to which Ms. Masters agreed to sell to Lan CHAN 14,960,000 shares of common stock of the Company, par value $0.0001 (the “Shares”), representing approximately 95.8% of the issued and outstanding common stock of the Company, for aggregate consideration of Three Hundred Ninety One Thousand Dollars ($391,000) in accordance with the terms and conditions of the 2020 SPA.  The acquisition of the Shares consummated on April 15, 2020, and was purchased by Lan CHAN with his personal funds. As a result of the acquisition, Mr. Chan holds a controlling interest in the Company and may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Upon the consummation of the sale of the Shares, Linda Masters, the Company’s then Chief Executive Officer, President and director, and Kathleen Chula, the Company’s then Vice President and Director, resigned from all of their positions with the Company, effective April 15, 2020. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Reverse Acquisition and Spin-Out

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

Group Restructuring

On 26 September, Glamourous Group Holding Limited (UK) has been merged and replaced with a Hong Kong entity, Glamorous Holdings International Company Limited as part of group restructuring. The Company have also roll in Glamourous Holdings Company Limited (HK) as part of the group restructuring.

Our Products and Services

We provide influencer and Key Opinion Leader (KOL) management that helps influencer and KOL build and foster relationships between brands for marketing and online live selling opportunities.

We also plan to produce Hong Kong style action movie and arrange these influencers and KOLs to perform as actors and actresses. Hong Kong style action movies, especially the content of Kung Fu action and gunfight are famous all around the world with huge box office potential in China and the Asia market. Besides getting box office profit from the movies, our influencers and KOLs will gain more exposure through our movies and be able to land higher in both quantity and value of marketing and online live selling opportunities.

We plan to use AI technology to develop online and mobile games that is based on the stories of our Hong Kong style action movies to make our audience more invested and allow them to explore the side stories of our Hong Kong style action movies. Over 80% of content along with character design and game stage design of these games will be developed through AI technology, which will be supervised by our human game producer.

In addition, we plan to build a Movie Set Studio and a partner with well-known multimedia franchises to open Theme Parks in Penang, Malaysia. The Studio will have a Hong Kong Style Street environment and an ancient China Town area for our filming. It will also get profit from tourist visit and rent to other company for movie shooting. The theme park will include many attractions and games in collaboration with partnered live action or animated series for fans across the movie and animation sector. Through this operation, we will explore the animation market with a large number of fans around the world.

Markets and Regions

The entertainment industry in China and the Asia market has witnessed a remarkable surge in recent years, driven by booming economies, increasing disposable income, and the growing demand for digital content consumption. Along with the rise of online video and movie streaming platforms are influencers and KOLs, which are personalities on these platforms that have amassed huge exposure and popularity. KOL can make great profits from marketing and online live selling. Our target is to provide a unified entertainment universe for China market, Asia market and all overseas Chinese around the world.

Currently, we do not derive any revenue from our business segments yet.

Our Strategies

We are poised to commence our new initiative: the official introduction of Glamourous Planet to the public. Under the guidance of our management team, comprised of industry experts, significant enhancements are set to unfold across key components such as Metaverse Development, Game Development, Commercial Movie Production, KOL Management, and Event Organization. This strategic evolution is designed to bring a heightened level of professionalism and expertise to a groundbreaking global entertainment metaverse —known as an advanced iteration of Metasense. Glamourous Planet seamlessly amalgamates movies, games, music, online shows, and KOL interaction, forming the core of the Company's business plan.

Adding to the Company's metaverse prowess, Dr. Kin-fat Chan joined our Metaverse Development Team in December 2023. Dr. Chan, the shareholder of Metaverse Innovation Laboratory ("Project"), has successfully developed a metaverse dedicated to Dunhuang Culture.

Dr. Chan's professional background includes serving as the assistant to the renowned Hong Kong entrepreneur, Sir Ka-shing Lee. With Dr. Chan's expertise and experience, we are poised to develop a highly competitive metaverse, establishing itself as a pioneer in the global market. The Company looks forward to achieving new heights in the realm of entertainment and metaverse innovation.

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

COMPETITION

The entertainment industry in China has witnessed a remarkable surge in recent years, driven by the country's booming economy, increasing disposable income, and the growing demand for digital content consumption. In this thriving market, we emerges, akin to Netflix, but with a specific focus on catering to the Chinese audience.

We recognize the unique cultural nuances and preferences of the Chinese market. We leverage our deep understanding of local tastes, traditions, and storytelling to curate a diverse library of content that resonates with Chinese viewers. This includes a wide range of TV dramas, movies, variety shows, and documentaries, both locally produced and licensed from international sources.

We operate in a highly competitive landscape, with other major players like iQIYI, Tencent Video, and Youku Tudou dominating the market. To differentiate ourselves, the Company emphasizes its commitment to high-quality content and premium viewing experiences. We collaborate with renowned Chinese directors, producers, and actors to create original productions that capture the attention and captivate the hearts of Chinese audiences.

Technology and innovation play a crucial role in the success of this entertainment company. We invest heavily in cutting-edge streaming technologies, adaptive video delivery, and personalized content recommendation systems. By leveraging artificial intelligence and big data analytics, the company tailors our content offerings to match individual viewer preferences, ensuring a highly personalized and engaging entertainment experience.

We also recognize the significance of mobile platforms in the Chinese market. With a majority of Chinese consumers accessing content through smartphones, the company prioritizes mobile optimization, offering a seamless streaming experience on various devices and developing user-friendly mobile applications.

In addition to content streaming, the Company explores other revenue streams to maximize profitability. This may include advertising partnerships, brand collaborations, e-commerce integration, and content licensing deals with other platforms and broadcasters.

As the entertainment industry continues to evolve, we keep a close eye on market trends, consumer behavior, and regulatory changes. We remain agile and adaptable, ready to seize opportunities and navigate challenges to maintain its position as a prominent player in the Chinese entertainment ecosystem.

Competition in the entertainment industry is intense in Hong Kong and China. We compete with other game developers, operators and publishers of interactive games in Hong Kong and China. We may also face competition from emerging mobile game developers, operators and publishers, as well as some traditional online PC game companies that are entering the mobile game market. The game industry is fragmented and sensitive to price and service. We believe the principal competitive factors in our market include the following:

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

EMPLOYEES

As of February 20, 2024, we do not have any full time employees:

We work with our consultants in their specific area of expertise on a contractual basis as they are not employees of the Company.

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

CORPORATE INFORMATION

Our principal executive and registered offices are located at 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong, telephone number +852-2824 8560.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL

We believe that we will require approximately $1,000,000 over the next 18-24 months to implement our business plan of expanding throughout Hong Kong. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

AVAILABLE INFORMATION

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.luduson.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The reports will be provided at no cost to the requester. Each request for these reports should be made to Luduson G Inc., Attention: Secretary, 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.

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

The outbreak of COVID-19 has caused significant disruptions to the Company’s ability to generate revenues and cash flows, and uncertainty regarding the length of the disruption may adversely impact our financial condition and ability to raise additional capital. As part of our business continuity efforts, we reduced expenses broadly, including cutting back capital spending. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on our ability to have sufficient liquidity until such time as we again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.

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

We are dependent upon the continued service of Mr. Man Fai CHENG, our Chief Executive Officer and Director, and Eng Wah KUNG, our Chief Financial Officer, Secretary and Director.  The loss of Messrs. CHENG or KUNG or one or more of our other key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel.  We expect to establish an incentive compensation plan for our key personnel to retain their services.  We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

Ho Chi WAN, our director and Non-Executive Chairman, beneficially owns approximately or has the right to vote 57.60% of our outstanding common stock. As a result, Ms WAN has a substantial voting power in all matters submitted to our stockholders for approval including:

•	Election of our board of directors;
•	Removal of any of our directors or officers;
•	Amendment of our Amended Certificate of Incorporation or Bylaws;
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, Ms WAN is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Ms WAN’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

ITEM 1C. CYBERSECURITY.

None.

ITEM 2. PROPERTIES.

Our corporate office is located at 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong. We are parties to an office rental agreement at a monthly rate of HK$2,500 (approximately $321), for a term of 12 months.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “LDSN”. Shares of our common stock began trading on April 1, 2020. As of February 6, 2024, the last closing price of our securities was $0.60, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
Fourth Quarter	$0.597	$0.1
Third Quarter	$0.401	$0.163
Second Quarter	$0.775	$0.35
First Quarter	$1.70	$0.1614
Fiscal year ended December 31, 2022:
Fourth Quarter	$0.32	$0.11
Third Quarter	$1.00	$0.11
Second Quarter	$1.15	$0.95
First Quarter	$2.65	$1.10

(b)  Approximate Number of Holders of Common Stock

As of February 6, 2024, there were approximately 276 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2023, and 2022. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our audited consolidated financial statements for the year ended December 31, 2023, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2022 as a result of COVID-19. Business closures in Hong Kong and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the fiscal year 2023.

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

Comparison of the years ended December 31, 2023 and December 31, 2022

The following table sets forth certain operational data for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022
Revenues, net	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Total operating expenses	(285,568)	-
Other (expenses) income	(17,629)	(14,037,866)
Loss before Income Taxes	(303,197)	(14,037,866)
Income tax expense	–	–
Net loss	(303,197)	(14,037,866)

Revenue. We generated nil revenues for the years ended December 31, 2023 and 2022.

Cost of Revenue. Cost of revenue was nil for the year ended December 31, 2023 and 2022.

Gross Profit. Gross profit was nil for the years ended December 31, 2023 and 2022.

Operating Expenses. We incurred operating expenses of $285,568 and nil for the years ended December 31, 2023, and 2022, respectively. Operating expenses for the year ended December 31, 2023, consisted of $205,026 of stock based compensation and $80,542 of general and administrative expenses.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2023 and 2022 was $0 and $0, respectively.

Net Loss. We incurred a net loss of $303,197 and $14,037,866 for the years ended December 31, 2023 and 2022, respectively. The decrease in net loss is primarily attributable to the one off listing expense incurred in 2022.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, we had cash and cash equivalents of $175,002 and $12,056, respectively.

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

	Years ended December 31,
	2023	2022
Net cash (used in) operating activities	$(132,484)	$–
Net cash used in investing activities	–	–
Net cash used in financing activities	295,430	–

Net Cash Provided by (Used in) Operating Activities.

For the year ended December 31, 2023, net cash used in operating activities was $132,484, which consisted primarily of a net loss of $303,197, along with decrease in inventory of $46,154 and decrease in other receivables and other current assets of $64,102 and offset by stock based compensation of $205,026 and increase in accrued expenses of $75,943.

For the year ended December 31, 2022, net cash provided by operating activities was $nil, which consisted of a net loss of $14,037,866, offset by an increase in accrued expenses of $14,037,866.

Net Cash Used In Investing Activities.

For the year ended December 31, 2023, there is no net cash provided by investing activities.

For the year ended December 31, 2022, there is no net cash provided by investing activities.

Net Cash (Used In) Provided by Financing Activities.

For the year ended December 31, 2023, net cash used in financing activities was $295,430, consisting primarily of proceeds from acquisition subsidiaries and offset by repayment to borrowings.

For the year ended December 31, 2022, there is no net cash used in financing activities.

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

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

LUDUSON G INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LUDUSON G INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2023	2022
ASSETS
Current asset:
Cash and cash equivalents	$175,002	$12,056
Investment in unlisted shares	–	–
Account receivable	–	–
Inventory, net	46,154	–
Prepaid expenses and other current assets	64,102	–

Total current assets	285,258	12,056

Non-current asset:
Intelligential Property Rights	6,000,000	–
Goodwill	806,158	–

Total non-current assets	6,806,158	–

TOTAL ASSETS	$7,091,416	$12,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$143,722	$78,179
Current portion of long-term loan payables	114,150	–

Total current liabilities	257,872	78,179

Non-current liabilities
Long-term loan payables	987,438	–

Total non-current liabilities	987,438	–

TOTAL LIABILITIES	1,245,310	78,179

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2023, 100,000,000 at December 31, 2022, 503,466,410 and 348,210,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	50,347	34,821
Additional paid-in capital	20,138,264	13,938,364
Accumulated other comprehensive loss	–	–
Accumulated deficit	(14,342,505)	(14,039,308)

Shareholders’ equity	5,846,106	(66,123)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,091,416	$12,056

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022

Revenue, net	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating expenses:
General and administrative expenses	(285,568)	–
Total operating expenses	(285,568)	–

Other (expenses) income:
Interest income	77	–
Interest expense	(17,706)	–
Listing expense	–	(14,037,866)

Total other expenses	(17,629)	(14,037,866)

LOSS BEFORE INCOME TAXES	(303,197)	(14,037,866)

Income tax expense	–	–

NET LOSS	(303,197)	(14,037,866)

Other comprehensive loss:
Foreign currency translation loss	–	(1,442)

COMPREHENSIVE LOSS	$(303,197)	$(14,039,308)

Net loss per share:
Basic and diluted	$(0.00)	$(0.04)

Weighted average shares outstanding
Basic and diluted	416,663,107	348,210,000

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(303,197)	$(14,037,866)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of goodwill	–	–
Stock based compensation	205,026	–

Change in operating assets and liabilities:
Decrease in inventory	(46,154)	–
Decrease in other receivables and other current assets	(64,102)	–
Increase in accounts payable	–	–
Increase in accrued expenses	75,943	14,037,866
Net cash (used in) operating activities	(132,484)	–

Cash flows from investing activities:
Purchases of equipment	–	–

Net cash used in investing activities	–	–

Cash flows from financing activities:
Repayment to related party	–	–
Proceeds from related party payable	–	–
Proceeds from borrowings	–	–
Repayment to borrowings	(3,008)	–
Proceeds from acquisition subsidiaries	298,438	–

Net cash provided by financing activities	295,430	–

Effect on exchange rate change on cash and cash equivalents	–	(1,442)

Net increase of cash and cash equivalents	162,946	–

BEGINNING OF YEAR	12,056	13,498

END OF YEAR	$175,002	$12,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$–	$–

Non-cash financing and investing activities:
Debt converted to common stock	$10,400	$–
Issuance of treasury stock for intelligential property rights	$6,000,000	$–

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Treasury stock		Additional paid-in	Retained	Total shareholders’
	No. of shares	Amount	No. of	Amount	capital	earnings	equity

Balance, December 31, 2022	348,210,000	$34,821	–	$–	$13,938,364	$(14,039,308)	$(66,123)
Net loss	–	–	–	–	–	(303,197)	(303,197)
Shares issued as debt conversion July 12, 2023	34,820,000	3,482	–	–	–	–	3,482
Shares issued as debt conversion July 13, 2023	12,180,000	1,218	–	–	–	–	1,218
Shares issued as debt conversion July 18, 2023	50,256,410	5,026	–	–	–	–	5,026
Shares issued as debt conversion July 31, 2023	20,000,000	2,000	–	–	–	–	2,000
Shares issued as debt conversion August 1, 2023	35,000,000	3,500	–	–	–	–	3,500
Transfer to treasury stock August 15, 2023	(30,000,000)	(3,000)	30,000,000	3,000	–	–	–
Shares issued as price $0.2 as stock compensation August 22, 2023	1,000,000	100	–	–	199,900	–	200,000
Treasury stock was given for the purchase of 30 movie intelligent properties September 21, 2023	30,000,000	3,000	(30,000,000)	(3,000)	6,000,000	–	6,000,000
Shares issued as debt conversion November 16, 2023	2,000,000	200	–	–	–	–	200

Balance, December 31, 2023	503,466,410	$50,347	–	$–	$20,138,264	$(14,342,505)	$5,846,106

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company issued an equivalent of 91.9% fully diluted shares to the business owner of the Target, Ms Ho Chi Wan, in exchange for 100% of the Target and the whole operation. After such a transaction, Ms Wan gained control of the Company and in effect completed a business combination of the Target with the Company, resulting in a reverse acquisition (the “Reverse Acquisition”). Glamourous Group Holding Limited includes an experienced team with full employment contracts, expertise, and customer and supplier list, but has immaterial tangible assets and liabilities. The estimated intangible assets, comprising the above, are foreseen to create a big profit for the Company, with more than 1,000 Greater China influencers having a very dominant track record in the Hong Kong movie industry. At the same time, the deconsolidated entities will be returned to the former Director(s) (the “Spin-out”).

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The allowance for doubtful accounts was $0 and $0 as of December 31, 2023 and 2022, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company currently does not derive any revenues.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2023 and 2022.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end HKD:US$ exchange rate	7.8105	7.80776
Annual average HKD:US$ exchange rate	7.8290	7.83025

•	Comprehensive income

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

The Company’s consolidated financial statements as of December 31, 2023 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $303,197 for the current year. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

The Company considers its business activities to constitute no reportable segments. The Company’s revenues for the years ended December 31, 2023 and 2022 are nil.

6.	ACCOUNTS AND RETENTION RECEIVABLE

For the years ended December 31, 2023 and 2022, the Company’s account receivable are nil.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	PLANT AND EQUIPMENT

The Company has no plant and equipment for the years ended December 31, 2023 and 2022.

8.	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

The Company has no deposits, prepayments and other receivables for the years ended December 31, 2023 and 2022.

9.	INTELLIGENTIAL PROPERTY RIGHTS

The Company, on July 21, 2023, entered into an Agreement for Purchase of Commercial Movie Projects with Man Fai CHENG to purchase 20 commercial movie projects for a price of $4,000,000 payable by 20,000,000 shares of the Company’s freely tradable common stock calculated with the quoted market price on OTC Markets of $0.20 per share as of the date of the agreement. The Company, on July 21, 2023, entered separately into an Agreement for Purchase of Animation Movie Projects with Woon Chun KWOK to purchase 5 animation movie projects for a price of $2,000,000 payable by 10,000,000 shares of the Company’s freely tradable common stock calculated with the quoted market price on OTC Markets of $0.20 per share as of the date of the agreement. The Management, according to ASC Topic 820, Fair Value Measurements and Disclosures, uses Level 3 inputs such as observable Hong Kong entertainment industry market for its valuation methodology of the movie projects. Collectively, the total $6,000,000 value of the movie projects is recognized as Intelligential Property Rights on the Company’s balance sheet.

10.	AMOUNT DUE FROM (TO) A RELATED PARTY

As of December 31, 2023, the Company do not have any amount due from (to) a related party.

11.	SHAREHOLDERS’ EQUITY

Authorized shares

As of December 31, 2023, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2022: 100,000,000 shares of common stock), and 20,000,000 shares of preferred stock also with $0.0001 par value (December 31, 2022: 20,000,000 shares of preferred stock). No other classes of stock are authorized.

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

As of December 31, 2023 and 2022, the Company has a total of 2,500,000 shares of warrants.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On May 30, 2023, the Company approved an issuance of 47,000,000 common shares to Siu Chung Cheung and recipients (“CHEUNG el.”) in regard to an outstanding debt of $4,700. The shares were issued on July 12 and 13, 2023, respectively.

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

As of December 31, 2023, the Company has a total of 503,466,410 shares of its common stock issued and outstanding (December 31, 2022: 348,210,000 common shares issued and outstanding).

According to RTO accounting, the financial statement presentation has been presented as if the merger had taken place on January 1, 2022. Therefore, the fully diluted shares as of December 31, 2022 is presented as 348,210,000 shares.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	INCOME TAX

The provision for income taxes as shown in the accompanying consolidated statements of operations consists of the following:

Years ended December 31,
	2023	2022

Current:
Domestic	$–	$–
Foreign	–	–

Deferred:
Domestic	–	–
Foreign	–	–
Provision for income taxes	$–	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, Malaysia, Hong Kong, and other parts of Asia, that are subject to taxes in the jurisdictions in which they operate, as follows:

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

As of December 31, 2023, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the operations in the Malaysia incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

13.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022

Net loss attributable to common shareholders	$(303,197)	$(14,039,308)

Weighted average common shares outstanding – Basic and diluted	416,663,107	348,210,000

Net loss per share – Basic and diluted	$(0.00)	$(0.04)

14.	PENSION COSTS

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

15.	RELATED PARTY TRANSACTIONS

The Company, after the RTO with Glamourous Group Holding Limited (UK), merged and replaced Glamourous Group Holding Limited (UK) with two Hong Kong entities, Glamourous Holdings International Company Limited and Glamourous Holdings Company Limited (HK) (the “Wholly-owned Subsidiaries”), from Ho Chi WAN, the Company's majority shareholder, Non-Executive Chairman and Director at a nominal value of $1.00 to execute the Company's main operations in Hong Kong. Both Wholly-owned Subsidiaries were of stockholder deficit when acquired by the Company. The excess of the amount paid by the Company for the acquisition of both over the net liabilities is recognized as goodwill. The Company’s Management determines that the Wholly-owned Subsidiaries are operational and are significant for the Company to carry out its operations that are mainly based in Hong Kong. Therefore, no impairment for the goodwill recognized from the abovementioned acquisition.

LUDUSON G INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(b)	Exchange rate risk

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

17.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company has no material commitments or contingencies.

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

18.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the audited consolidated financial statements. The Company determined that there are no further events to disclose.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were effective as of December 31, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2023.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Positions
Man Fai CHENG	56	Chief Executive Officer, Director
Eng Wah KUNG	62	Chief Financial Officer, Secretary, Director
Lap Yan CHEUNG	55	Chief Operating Officer, Director
Ho Chi WAN	44	Non-Executive Chairman, Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Man Fai CHENG, age 56, joined us as our Chief Executive Officer and Director on May 25, 2023.  He holds a Bachelor of Social Science degree from the University of Hong Kong. Mr. Fai is a film director, screenwriter and actor. He entered the Hong Kong film industry in 1995 as a scriptwriter and assistant director in the film “Ten Brothers”. After that, he was involved as a scriptwriter, assistant director and actor in several Stephen Chow movies, including “The King of Comedy”, “The Lucky Guys” and “The God of Cookery”. In 2020, he started to become a film director. His directed movies include “Dragon Battle”, “Swimsuit Queen” and “People Eater”, which will be released in 2023 and 2024.

Eng Wah KUNG, age 62, joined us as our Chief Financial Officer, Secretary and Director on May 25, 2023.  He holds a First Class Diploma in Hotel Management from Les Roches, Switzerland. He was the General Manager with Hic Inn, Cambodia prior to joining the Company. Mr. Kung has been a general manager for several Southeast Asian hotel operations companies since year 2003, including Nha Trang Lodge, Vietnam and NCL Cambodia Pte Ltd. He has over 33 years in the senior general management position in the Meetings/Incentives/Convention/Exhibition industry. He is responsible for over-seeing the future MICE operations of the Company using his extensive skills, knowledge and experience. In fact, Mr. Kung has established good working relationships with the central governments and local authorities of Cambodia, Vietnam and Malaysia.

Lap Yan CHEUNG, age 55, joined us as our Chief Operating Officer and Director on May 25, 2023. Mr. Cheunghas over 32 years of experience in the game industry. In addition to the development of video and PC games, he is also experienced in the marketing, promotion and monetization of mobile and social games. He was the pixel character designer of the world-famous Tamagotchi. He collaborated with Japanese game publisher CAPCOM and mobile phone designer Nokia to release “Street Fighter WAP” game. In 2014, he continued to expand the value of game markets, as he took the mission of promoting e-sports in Southeast Asia as the Vice President of Asia-Pacific E-Sports Association on December 1, 2016.

Ho Chi WAN, aged 44, joined us as our Non-Executive Chairman and Director on May 25, 2023. Ms. Wan has about 20 years of experience in the entertainment industry. She built herself a strong connection with Hong Kong and Mainland artists, media companies, iconic movie directors and scriptwriters of the Hong Kong movie Golden Era, to the latest high-on-demand Mainland short movies, variety shows to beauty pageant organizers. Ms. Wan was awarded numerous distributorships in the past, including a few of the popular Chinese platforms, such as Bigolive - a live streaming platform and social networking app that allows users to broadcast and view live videos, similar to Tiktok, popular among youngsters of the Chinese community. All her connections and renewable distributorships will be put in the Group upcoming.

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

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since December 31, 2023.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2023.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2023 and 2022 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2023, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compen- sation ($)	Total ($)

Man Fai CHENG (1)	2023	0	0	0	0	0
(Chief Executive Officer and Director)	2022	0	0	0	0	0

Eng Wah KUNG (2)	2023	0	0	0	0	0
(Chief Financial Officer, Secretary and Director)	2022	0	0	0	0	0

_______________

(1)	Man Fai CHENG has served as our Chief Executive Officer and Director since May 25, 2023.
(2)	Eng Wah KUNG has served as our Chief Financial Officer, Secretary and Director since May 25, 2023.

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

Compensation of Directors

During our fiscal year ended December 31, 2023, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2023, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Man Fai CHENG

Eng Wah KUNG

Lap Yan CHEUNG

Ho Chi WAN

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 4, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Officers and Directors
Man Fai CHENG (3)	20,000,000	3.97%
Ho Chi WAN (4)	290,000,000	57.60%

All executive officers and directors as a group (2 persons)	310,000,000	61.57%

Shareholders Holding In Excess of 5%
Wai Yiu CHAN	40,000,000	7.94%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 4, 2024. Applicable percentage ownership is based on 503,466,410 shares of common stock outstanding as of February 4, 2024, and any shares that such person or persons has the right to acquire within 60 days of February 4, 2024, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise noted, the business address of each beneficial owner listed is 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.
(3)	Man Fai CHENG was appointed to serve as our Chief Executive Officer and Director effective May 25, 2023.
(4)	Ho Chi WAN was appointed to serve as our Non-Executive Chairman and Director effective May 25, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2023, and December 31, 2022, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

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

Director Independence

Our board of directors currently consists of Man Fai CHENG, our CEO, Eng Wah KUNG, our CFO, Lap Yan CHEUNG, our COO, and Ho Chi WAN, our Non-Executive Chairman. Our directors do not qualify as an independent director under the published listing requirements of the NASDAQ Stock Market or the NYSE because they are executive officers of the Company. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

J&S Associate (“JS”) audited our financial statements for the fiscal years ended December 31, 2023, and 2022.

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

	December 31, 2023	December 31, 2022

Audit fees	$60,000	$43,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$60,000	$43,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description

21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *

_______________________

*	Filed Herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2024	LUDUSON G INC.

	By:	/s/Man Fai CHENG
Man Fai CHENG
Chief Executive Officer

