Form 10-K/A
period 2023-12-31
Luduson G Inc.
filed 2024-04-04
CIK 1737193

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Luduson G Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original 2023 Form 10-K”). The purpose of this Amendment No. 1 is solely to revise the disclosure under the listing captioned “Principal Accounting Fees and Services” of Item 14 included with the Original 2023 Form 10-K.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2023 Form 10-K and does not reflect events occurring after the filing of the Original 2023 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2023 Form 10-K and the Company’s other filings with the SEC.

TABLE OF CONTENTS.

i

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

This is a  Voluntary Filing by the Company. The Company is in the process of engaging a PCAOB audit firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2024	By:	/s/ Man Fai CHENG
Man Fai CHENG Chief Executive Officer (Principal Executive Officer)

Date: April 3, 2024	By:	/s/ Eng Wah KUNG
Eng Wah KUNG Chief Financial Officer (Principal Financial Officer)