Form 10-Q
period 2024-03-31
Luduson G Inc.
filed 2024-05-09
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55930

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +852 2824 8560

Securities registered under Section 12(g) of the Act:

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

As of April 12, 2024, the issuer had 563,466,410 shares of common stock issued and outstanding.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Annual Report for the year ended December 31, 2023 on Form 10-K filed with the SEC on April 04, 2024.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$145,367	$175,002
Investment in unlisted shares	1,500,000	–
Inventory, net	–	46,154
Prepaid expenses and other current assets	110,256	64,102
Total Current Assets	1,755,623	285,258
Non-Current Assets
Intelligential property rights	6,000,000	6,000,000
Goodwill	806,158	806,158
Other assets	2,500,000	–
Total Non-Current Assets	9,306,158	6,806,158
TOTAL ASSETS	$11,061,781	$7,091,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities and other payables	$150,665	$143,722
Current portion of long-term loan payables	114,150	114150
Total Current Liabilities	264,815	257,872
Non-Current Liabilities
Long-term loan payables	987,438	987,438
Total Non-Current Liabilities	987,438	987,438
TOTAL LIABILITIES	1,252,253	1,245,310

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 508,466,410 and 503,466,410 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	50,847	50,347
Additional paid-in capital	22,637,764	20,138,264
Accumulated loss	(12,879,083)	(14,342,505)

Shareholders’ Equity	9,809,528	5,846,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,061,781	$7,091,416

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31,
	2024	2023

Revenue	$1,500,000	$–

Cost of revenue	–	–

Gross profit	1,500,000	–

General and administrative expenses	(4,943)	–
Income from operations	1,495,057	–

Other income (expense)
Interest income	–	–
Interest expense	(29,635)	–
Listing expense	(2,000)	–
Total other income (expense)	(31,635)	–

Income before income tax provision	1,463,422	–

Income tax	–	–

Net Income	$1,463,422	$–

Net income per share
Basic and diluted	$0.00	$0.00

Weighted average shares outstanding
Basic and diluted	507,916,959	348,210,000

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$1,463,422	$–
Adjustments to reconcile net income to net cash provided by operating activities
Stock based compensation	(1,500,000)	–
Changes in assets and liabilities
(Increase) in inventory	46,154	–
(Increase) in other receivables and other current assets	(46,154)	–
Increase in accrued expenses	6,943	–
Net cash used in operating activities	(29,635)	–

Cash Flows from Investing Activities:
Purchase of equipment	–	–
Net cash provided by investing activities	–	–

Cash Flows from Financing Activities
Repayment to borrowings	–	–
Proceeds from sale of subsidiaries	–	–
Net cash provided by financing activities	–	–

Effect of foreign currency translation on cash and cash equivalents	–	–
Net increase in cash and cash equivalents	(29,635)	–
Cash and Cash Equivalents
Beginning	175,002	–
Ending	$145,367	$–

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$29,635	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Debt converted to common stock	$–	$–
Issuance of common stock for Metaverse Innovation Laboratory as long-term assets	$2,500,000	$–

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Treasury Stock
	Number of		Number of		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	Equity
Balance, December 31, 2022 (unaudited and restated)	348,210,000	$34,281	–	$–	$13,938,904	$(14,039,308)	$(66,123)
Net Loss	–	–	–	–	–	(303,197)	(303,197)
Shares issued as debt conversion July 12, 2023	34,820,000	3,482	–	–	–	–	3,482
Shares issued as debt conversion July 13, 2023	12,180,000	1,218	–	–	–	–	1,218
Shares issued as debt conversion July 18, 2023	50,256,410	5,026	–	–	–	–	5,026
Shares issued as debt conversion July 31, 2023	20,000,000	2,000	–	–	–	–	2,000
Shares issued as debt conversion August 1, 2023	35,000,000	3,500	–	–	–	–	3,500
Transfer to Treasury Stock August 15, 2023	(30,000,000)	(3,000)	30,000,000	3,000	–	–	–
Shares issued at price USD0.2 as stock compensation August 22, 2023	1,000,000	100	–	–	199,900	–	200,000
Treasury Stock was given for the purchase of 30 movie Intelligent Properties September 21, 2023	30,000,000	3,000	(30,000,000)	(3,000)	6,000,000	–	6,000,000
Shares issued as debt conversion November 16, 2023	2,000,000	200	–	–	–	–	200
Balance, December 31, 2023	503,466,410	$50,347	$–	$–	$20,138,264	$(14,342,505)	$5,846,106
Net Income	–	–	–	–	–	1,463,422	1,463,422
Shares issued for the purchase of Metaverse Innovation Laboratory January 10, 2024	5,000,000	500	–	–	2,499,500	–	2,500,000
Balance, March 31, 2024	508,466,410	$50,847	–	$–	$22,637,764	$(12,879,083)	$9,809,528

See accompanying notes to financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

On September 26, 2023, Glamourous Group Holding Limited (UK) has been merged and replaced with a Hong Kong entity, Glamorous Holdings International Company Limited as part of group restructuring. The Company have also rolled in Glamourous Holdings Company Limited (HK) as part of the group restructuring.

On January 10, 2024, the Company issued 5,000,000 shares of common stock for a total compensation of $2,500,000 calculated with the quoted market price on OTC Markets of $0.50 per share as of the date of the agreement to Dr. Kin Fat CHAN, the major shareholder of Metaverse Innovation Laboratory (the “Projects”) with Headquarters in Shenzhen, China, for the purchase and performance of the Projects. Subsequently, the Company, along with the roll in of LWH Consulting Sdn Bhd on March 28, 2024 and the expansion of our operations to include listing consulting services (see Note – 2 “Roll in of LWH Consulting”), decided to retool this purchase along with the Company’s listing consulting services (see Note – 6 “Purchase of Metaverse Innovation Laboratory”).

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held
Glamourous Holdings Company Limited (HK)	Hong Kong	Entertainment & Consultancy	10,000 ordinary shares at par value of HKD1.00	100%

Glamourous Holdings International Company Limited	Hong Kong	Entertainment & Consultancy	10,000 ordinary shares at par value of HKD1.00	100%

LWH Consulting Sdn Bhd	Malaysia	Finance Consultancy	2 ordinary shares at par value of RM1.00	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 2 ROLL IN OF LWH CONSULTING

On March 28, 2024, the Company rolled in LWH Consulting Sdn Bhd (“LWH Consulting”), a limited liability company incorporated in Malaysia, to carry out the provision of listing consulting services for clients with business interests in the Greater Bay Area in China and other parts of the world and assisting them to achieve the largest market value for listing in a short period. LWH Consulting is a boutique listing consulting firm with extensive relationships, network and solid experience in the industry and assist clients in accessing the global capital markets including but not limited to the US stock exchanges, the most robust financial markets with a diverse investor base to optimize liquidity.

During the three months ended March 31, 2024, LWH Consulting successfully reorganized GSG Group Inc. (OTC: GSGG) such that GSGG is able to raise funds from investors and on capital markets. The Company received 300,000 shares of GSGG’s common stock as compensation for the services provided. The 300,000 shares are valued by the Company as Level 3 financial assets under the fair-value hierarchy stipulated by the U.S. GAAP. More information on the valuation of these assets has been detailed in Notes to the Financial Statements under Note 3 ‘Fair Value of Financial Instruments’. The Company determined a $1,500,000 valuation for the 300,000 shares of GSGG’s common stock and has booked the fair value of the shares received in the Company’s financial statements as revenue of $1,500,000.

NOTE – 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●      Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 04, 2024.

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

●      Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2024 and December 31, 2023, there were allowances for doubtful debts of nil and nil respectively.

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

Depreciation expense for the three months ended March 31, 2024 and 2023 were nil and nil respectively.

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

●      Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2024 and 2023.

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

NOTE – 4 STOCKHOLDERS’ EQUITY

Authorized shares

As of March 31, 2024, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2023: 1,000,000,000 shares of common stock), and 20,000,000 shares of preferred stock also with $0.0001 par value (December 31, 2023: 20,000,000 shares of preferred stock). No other classes of stock are authorized.

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

As of March 31, 2024, no warrants have been exercised.

Issued and outstanding shares

As of March 31, 2024, 508,466,410 common shares were issued and outstanding (December 31, 2023: 503,466,410 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2023: 2,500,000 warrants).

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

As of March 31, 2024, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

As of March 31, 2024, the operations in the Malaysia incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

NOTE – 6 PURCHASE OF METAVERSE INNOVATION LABORATORY (THE “PROJECTS”)

On January 10, 2024, the Company issued 5,000,000 shares of common stock for a total compensation of $2,500,000 calculated with the quoted market price on OTC Markets of $0.50 per share as of the date of the agreement to Dr. Kin Fat CHAN, the major shareholder of Metaverse Innovation Laboratory (the “Projects”) with Headquarters in Shenzhen, China, for the purchase and performance of the Projects. The Projects aim to add to the Company’s metaverse prowess and to develop a highly competitive metaverse, and seamlessly amalgamate movies, games, music, online shows, and KOL interaction. However, with the roll in of LWH Consulting on March 28, 2024, the Company expanded our operations to include listing consulting services. The Company identifies potential synergy in a combination between the Projects and V1 Play Limited, a personal company of the Company’s COO Lap Yan CHEUNG. V1 Play Limited is a limited liability company incorporated in Hong Kong that develop and create games based on pixel art on multiple platforms such as mobile app, gaming consoles and augmented, virtual, and mixed reality. The Company expects to commence the restructuring and the listing of the Projects and V1 Play Limited in the second quarter of 2024 and record income for the listing consulting services provided. Therefore, the Company recorded the $2,500,000 total compensation paid to Dr. CHAN as prepaid expenses under other assets on the Company’s balance sheet and expects to expense the prepaid expenses in the second quarter of 2024 under the matching principle.

Dr. CHAN’s professional background includes serving as the assistant to the renowned Hong Kong entrepreneur, Sir Ka-shing LEE. Dr. CHAN has successfully developed a metaverse dedicated to Dunhuang Culture.

NOTE – 7 RELATED PARTY TRANSACTIONS

As of March 31, 2024, the Company has no related party transactions.

NOTE – 8 COMMITMENTS AND CONTINGENCIES

As of March 31, 2024, the Company has no material commitments or contingencies.

NOTE – 9 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the Pro-forma financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the unaudited pro-forma financial statements.

As of March 31, 2024, the Company has no subsequent events.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full discussion of the history and general development of our business is included in “Item 1. Description of Business” section of the Company’s Annual Report on Form 10-K filed with the SEC on April 04, 2024 (the “10-K”), which section is incorporated by reference.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

We recorded revenues of $1,500,000 (three months ended March 31, 2023: nil) and incurred no cost of goods sold in the unaudited pro-forma financial statements for the three months ended March 31, 2024 (“1Q2024”) (three months ended March 31, 2023 (“1Q2023”): nil). We recorded gross profit of $1,500,000 in 1Q2024 (no gross profit or loss in 1Q2023).

We recorded operating expenses of $4,943 in 1Q2024 (1Q2023: nil) which comprised of general and administrative expenses.

There was a net income of $1,463,422 in 1Q2024 (1Q2023: nil).

Our total assets as of March 31, 2024 were $11,061,781 (December 31, 2023: $7,091,416).

Our total liabilities as of March 31, 2024 were $1,252,253 (December 31, 2023: $1,245,310).

As of March 31, 2024 the Company had authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. 508,466,410 shares were issued and outstanding (December 31, 2023: 503,466,410 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2023: 2,500,000 warrants).

We reported an accumulated deficit of $12,879,083 as of March 31, 2024 (December 31, 2023: $14,342,505). We had cash and cash equivalent of $145,367 as of March 31, 2024 (December 31, 2023: $175,002).

Cost of Revenue. There was no cost of revenue as reported in 1Q2024 and 1Q2023.

Gross Profit. There was gross profit of $1,500,000 as reported in 1Q2024 (1Q2023: nil).

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $4,943 in 1Q2024 (1Q2023: nil).

Income Tax Expense. There were no income tax expenses in 1Q2024 and 1Q2023.

Net Income. We recorded a net income of $1,463,422 in 1Q2024 (1Q2023: nil).

Liquidity and Capital Resources

As of March 31, 2024, the Company has assets of $11,061,781 (December 31, 2023: $7,091,416).

In 1Q2024, the Company used net cash of $29,635 from operating activities, financing and investing activities (1Q2023: nil).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended March 31, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Luduson G Inc. Registrant

Date: May 9, 2024	By:	/s/ Man Fai Cheng
Man Fai Cheng
(Director and Chief Executive Officer)

Luduson G Inc. Registrant

Date: May 9, 2024	By:	/s/ Eng Wah Kung
Eng Wah Kung
(Director and Chief Financial Officer)

