Form 10-Q
period 2024-06-30
Luduson G Inc.
filed 2024-08-12
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55930

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of June 30, 2024, the issuer had 563,466,410 shares of common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$155,671	$175,002
Investment in unlisted shares	14,000,000	–
Inventory, net	46,154	46,154
Prepaid expenses and other current assets	64,102	64,102
Total Current Assets	14,265,927	285,258

Non-Current Assets
Intelligential property rights	6,000,000	6,000,000
Goodwill	806,158	806,158
Other assets	2,500,000	–
Total Non-Current Assets	9,306,158	6,806,158
TOTAL ASSETS	$23,572,085	$7,091,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities and other payables	$177,565	$143,722
Current portion of long-term loan payables	114,150	114150
Total Current Liabilities	291,715	257,872
Non-Current Liabilities
Long-term loan payables	987,438	987,438
Total Non-Current Liabilities	987,438	987,438
TOTAL LIABILITIES	1,279,153	1,245,310

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 563,466,410 and 503,466,410 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	56,347	50,347
Additional paid-in capital	22,637,764	20,138,264
Accumulated loss	(401,179)	(14,342,505)

Shareholders’ Equity	22,292,932	5,846,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,572,085	$7,091,416

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023

Revenue	$12,500,000	$–	$14,000,000	$–

Cost of revenue	–	–	–	–

Gross profit	12,500,000	–	14,000,000	–

General and administrative expenses	(7,400)	(3,325)	(12,343)	(3,325)

Income from operations	12,492,600	(3,325)	13,987,657	(3,325)

Other income (expense)
Interest income	–	–	–	–
Interest expense	(14,696)	–	(44,331)	–
Listing expense	–	–	(2,000)	–
Total other income (expense)	(14,696)	–	(46,331)	–

Income before income tax provision	12,477,904	(3,325)	13,941,326	(3,325)

Income tax provision (benefits)	–	–	–	–

Net Income	$12,477,904	$(3,325)	$13,941,326	$(3,325)

Net loss per share
Basic and diluted	$0.02	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic and diluted	507,916,959	348,210,000	534,153,223	348,210,000

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$13,941,326	$(3,325)
Adjustments to reconcile net income to net cash provided by operating activities
Stock based revenue	(14,000,000)	–
Stock based compensation	5,500
Changes in assets and liabilities
Decrease in inventory	–	–
Increase in other receivables and other current assets	–	–
Increase in accrued expenses	33,843	3,325
Net cash used in operating activities	(19,331)	–

Cash Flows from Investing Activities:
Purchase of equipment	–	–
Net cash provided by investing activities	–	–

Cash Flows from Financing Activities
Repayment to borrowings	–	–
Proceeds from sale of subsidiaries	–	–
Net cash provided by financing activities	–	–

Effect of foreign currency translation on cash and cash equivalents	–	–
Net decrease in cash and cash equivalents	(19,331)	–
Cash and Cash Equivalents
Beginning	175,002	12,056
Ending	$155,671	$12,056

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$19,331	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Debt converted to common stock	$–	$–
Issuance of common stock for Metaverse Innovation Laboratory as long-term assets	$2,500,000	$–

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Treasury Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Equity
Balance, December 31, 2022 (unaudited and restated)	348,210,000	$34,281	–	$–	$13,938,904	$(14,039,308)	$(66,123)
Net Loss	–	–	–	–	–	(303,197)	(303,197)
Shares issued as debt conversion July 12, 2023	34,820,000	3,482	–	–	–	–	3,482
Shares issued as debt conversion July 13, 2023	12,180,000	1,218	–	–	–	–	1,218
Shares issued as debt conversion July 18, 2023	50,256,410	5,026	–	–	–	–	5,026
Shares issued as debt conversion July 31, 2023	20,000,000	2,000	–	–	–	–	2,000
Shares issued as debt conversion August 1, 2023	35,000,000	3,500	–	–	–	–	3,500
Transfer to Treasury Stock August 15, 2023	(30,000,000)	(3,000)	30,000,000	3,000	–	–	–
Shares issued at price USD0.2 as stock compensation August 22, 2023	1,000,000	100	–	–	199,900	–	200,000
Treasury Stock was given for the purchase of 30 movie Intelligent Properties September 21, 2023	30,000,000	3,000	(30,000,000)	(3,000)	6,000,000	–	6,000,000
Shares issued as debt conversion November 16, 2023	2,000,000	200	–	–	–	–	200
Balance, December 31, 2023	503,466,410	$50,347	$–	$–	$20,138,264	$(14,342,505)	$5,846,106
Net Income	–	–	–	–	–	13,941,326	13,941,326
Shares issued for the purchase of Metaverse Innovation Laboratory January 10, 2024	5,000,000	500	–	–	2,499,500	–	2,500,000
Shares issued at par to Mr. Lap Yan CHEUNG, the Company’s COO for the services provided to the Company April 5, 2024	55,000,000	5,500	–	–	–	–	5,500
Balance, June 30, 2024	563,466,410	$56,347	–	$–	$22,637,764	$(401,179)	$22,292,932

See accompanying notes to financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED June 30, 2024 AND 2023

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

On June 28, 2024, the Company launched a collaboration venture focusing on the innovative and dynamic field of Pixel Art with V1-Play Pixel Art, a private business of the Company’s Chief Operating Officer, Yap Lan CHEUNG. V1-Play Pixel Art (https://v1play-hk.odoo.com/), known for its unique blend of technology and creativity, represents a significant growth opportunity for the Company. Our dedicated team has been working diligently to develop and implement this new division, which promises to deliver exceptional value to our stakeholders and elevate the Company's standing in the digital art industry. This new business is estimated to be worth an impressive $250,000,000 and has the potential to be spun off into another listed entity. To further facilitate the growth and success of this new venture, the Company’s Malaysian subsidiary, LWH Consulting Sdn Bhd, has been paid 5% of the business’ value equivalent to $12,500,000 in shares. This strategic allocation will be reflected in the Company’s 2024 Q2 financial results, demonstrating our commitment to expanding our international footprint and leveraging the unique strengths of our regional teams (See Note – 7 “New Pixel Art Business”).

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

●      Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 04, 2024.

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

●      Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2024 and December 31, 2023, there were allowances for doubtful debts of nil and nil respectively.

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

Depreciation expense for the three months ended June 30, 2024 and 2023 were nil and nil respectively.

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

●      Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2024 and 2023.

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

NOTE – 4 STOCKHOLDERS’ EQUITY

Authorized shares

As of June 30, 2024, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2023: 1,000,000,000 shares of common stock), and 20,000,000 shares of preferred stock also with $0.0001 par value (December 31, 2023: 20,000,000 shares of preferred stock). No other classes of stock are authorized.

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

As of June 30, 2024, no warrants have been exercised.

Issued and outstanding shares

As of June 30, 2024, 563,466,410 common shares were issued and outstanding (December 31, 2023: 503,466,410 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2023: 2,500,000 warrants).

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

As of June 30, 2024, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

As of June 30, 2024, the operations in the Malaysia incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

NOTE – 7 NEW PIXEL ART BUSINESS

On June 28, 2024, the Company launched a collaboration venture focusing on the innovative and dynamic field of Pixel Art with V1-Play Pixel Art, a private business of the Company’s Chief Operating Officer, Yap Lan CHEUNG. V1-Play Pixel Art (https://v1play-hk.odoo.com/), known for its unique blend of technology and creativity, represents a significant growth opportunity for the Company. Our dedicated team has been working diligently to develop and implement this new division, which promises to deliver exceptional value to our stakeholders and elevate the Company's standing in the digital art industry. This new business is estimated to be worth an impressive $250,000,000 and has the potential to be spun off into another listed entity. To further facilitate the growth and success of this new venture, the Company’s Malaysian subsidiary, LWH Consulting Sdn Bhd, has been paid 5% of the business’ value equivalent to $12,500,000 in shares. This strategic allocation will be reflected in the Company’s 2024 Q2 financial results, demonstrating our commitment to expanding our international footprint and leveraging the unique strengths of our regional teams.

Pixel Art is a form of digital art where images are created and edited at the pixel level, often characterized by its blocky, retro aesthetic reminiscent of early video games. This unique art style utilizes limited color palettes and intricate detailing, allowing artists to craft visually striking and nostalgic pieces that captivate audiences with their charm and simplicity. As a fusion of technology and creativity, Pixel Art has gained significant popularity in various digital media, from video games and animations to contemporary art exhibitions.

NOTE – 8 RELATED PARTY TRANSACTIONS

As of June 30, 2024, the Company has no related party transactions.

NOTE – 9 COMMITMENTS AND CONTINGENCIES

As of June 30, 2024, the Company has no material commitments or contingencies.

NOTE – 10 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the Pro-forma financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the unaudited pro-forma financial statements.

As of June 30, 2024, the Company has no subsequent events.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

We recorded revenues of $12,500,000 (three months ended June 30, 2023: nil) and incurred no cost of goods sold in the unaudited pro-forma financial statements for the three months ended June 30, 2024 (“2Q2024”) (three months ended June 30, 2023 (“2Q2023”): nil). We recorded gross profit of $12,500,000 in 2Q2024 (no gross profit or loss in 2Q2023).

We recorded operating expenses of $7,400 in 2Q2024 (2Q2023: $3,325) which comprised of general and administrative expenses.

There was a net income of $12,477,904 in 2Q2024 (2Q2023: net loss of $3,325).

Our total assets as of June 30, 2024 were $23,572,085 (December 31, 2023: $7,091,416).

Our total liabilities as of June 30, 2024 were $1,254,153 (December 31, 2023: $1,245,310).

As of June 30, 2024 the Company had authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. 563,466,410 shares were issued and outstanding (December 31, 2023: 503,466,410 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2023: 2,500,000 warrants).

We reported an accumulated loss of $,179 as of June 30, 2024 (December 31, 2023: $14,342,505). We had cash and cash equivalent of $155,671 as of June 30, 2024 (December 31, 2023: $175,002).

Cost of Revenue. There was no cost of revenue as reported in 2Q2024 and 2Q2023.

Gross Profit. There was gross profit of $12,500,000 as reported in 2Q2024 (2Q2023: nil).

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $7,400 in 2Q2024 (2Q2023: $3,325).

Income Tax Expense. There were no income tax expenses in 2Q2024 and 2Q2023.

Net Income. We recorded a net income of $12,502,904 in 2Q2024 (2Q2023: net loss of $3,325).

Liquidity and Capital Resources

As of June 30, 2024, the Company has assets of $23,572,085 (December 31, 2023: $7,091,416).

In the six months ended June 30, 2024, the Company used net cash of $19,331 from operating activities, financing and investing activities (six months ended June 30,2023: nil).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended June 30, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Luduson G Inc. Registrant

Date: August 9, 2024	By:	/s/ Man Fai Cheng
Man Fai Cheng
(Director and Chief Executive Officer)

Luduson G Inc. Registrant

Date: August 9, 2024	By:	/s/ Eng Wah Kung
Eng Wah Kung
(Director and Chief Financial Officer)

