Form 10-K
period 2024-12-31
Luduson G Inc.
filed 2025-04-02
CIK 1737193

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of April 2, 2025
Common Stock, $.0001 par value per share	563,466,410 shares

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

We were incorporated under the laws of the State of Delaware on March 6, 2014, under the name “Jovanovic-Steele, Inc.” Our name was changed to Baja Custom Designs, Inc. on October 26, 2017. On May 8, 2020, we acquired Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”). the acquisition was originally for entering into the gaming technology business. However, we disposed LHCL in April 2023 due to the laborious due diligence process and time staking. On May 24, 2023, we entered into a Share Exchange Arrangement to acquire Glamourous Group Holding Limited, a limited liability company incorporated in the United Kingdom of England and Whales. The acquisition was completed on July 06, 2023, with the new name of Luduson G Inc (“Luduson” or “LDSN”). On September 26, 2023, Glamourous Group Holding Limited (UK) has been merged and replaced with a Hong Kong entity, Glamorous Holdings International Company Limited as part of group restructuring. The Company had also rolled in Glamourous Holdings Company Limited (HK) as part of the group restructuring. On March 28, 2024, the Company rolled in LWH Consulting Sdn Bhd (“LWH Consulting”), a limited liability company incorporated in Malaysia, to carry out the provision of listing consulting services for clients with business interests in the Greater Bay Area in China and other parts of the world and assisting them to achieve the largest market value for listing in a short period. On September 28, 2024, the Company disposed LWH Consulting as director’s renumeration. On December 20, 2024, in line with the Company’s revisited investment focus, both Hong Kong companies were replaced by Glamourous Pictures Group Limited to support further growth.

Our corporate structure is set forth as below:

The Company started off primarily in the business of building and fostering relationships between leading influencers and brands, including engagements in influencer management, commercial film production and online ecosystem development company. Due to high demand, the Company expanded and evolved into a boutique listing consulting firm. Leveraging its extensive industry relationships, broad network, and solid expertise, the consulting arm assists clients in accessing global capital markets, including the US stock exchanges—one of the most dynamic financial markets with a diverse investor base—enhancing liquidity and optimizing market opportunities. Bilingual advantages have garnered us a foothold in South-East Asia, including but not limited to Malaysia, Singapore, Vietnam and Cambodia.

Our new goal is to establish a premier advisory platform that empowers clients with strategic guidance and seamless access to international financial hubs, fostering sustainable growth, maximizing market potential, and enhancing shareholder value.

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

Reverse Acquisition and Spin-Out

On July 06, 2023, the Company completed the Reverse Takeover of Glamourous Group Holding Limited (“GGHI”), a limited liability company incorporated in the United Kingdom of England and Wales, by the issuance of 320,000,000 common shares to Ho Chi Wan, the sole shareholder of GGHI, on July 01, 2023. The then-Company continued trading under Luduson G Inc. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act.

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

Group Restructuring

On 26 September, Glamourous Group Holding Limited (UK) was merged and replaced with a Hong Kong entity, Glamorous Holdings International Company Limited as part of group restructuring. The Company also rolled in Glamourous Holdings Company Limited (HK) as part of the group restructuring. The Company had also rolled in Glamourous Holdings Company Limited (HK) as part of the group restructuring. On March 28, 2024, the Company rolled in LWH Consulting Sdn Bhd (“LWH Consulting”), a limited liability company incorporated in Malaysia, to carry out the provision of listing consulting services for clients with business interests in the Greater Bay Area in China and other parts of the world and assisting them to achieve the largest market value for listing in a short period. On September 28, 2024, the Company disposed LWH Consulting as director’s renumeration.

On December 20, 2024, in line with the Company’s revisited investment focus, both Hong Kong companies were replaced by Glamourous Pictures Group Limited to support further growth.

The Company is currently refining the second stage of its restructuring plan, focusing on optimizing operations and enhancing strategic initiatives to drive sustainable growth. As part of this transformation, we are actively evaluating new opportunities and aligning our resources to strengthen our market position. In line with these efforts, we will be introducing fresh leadership and innovative perspectives to propel the Company forward. We anticipate announcing our new strategic direction for 2025 in the coming months, marking a significant step in our evolution and commitment to long-term success.

Our Products and Services

The operating entity, Glamourous began as a dynamic player in the business consulting space, providing expert guidance to companies seeking to enhance their operations, expand their market presence, and achieve sustainable growth. Leveraging deep industry expertise, the company initially focused on offering strategic business solutions tailored to the evolving needs of corporations across various sectors. As the financial landscape became increasingly complex and global capital markets presented new opportunities, Glamourous identified a growing demand for specialized advisory services, particularly in corporate finance and capital market access.

Recognizing this shift, the Group strategically transformed into a boutique consulting firm, dedicated to assisting businesses in navigating the intricacies of financial markets. With a strong foundation in strategic planning, investor relations, and corporate structuring, Glamourous now provides tailored solutions that enable companies to enhance their financial positioning, optimize shareholder value, and access capital more efficiently. By leveraging its extensive network, deep industry relationships, and market insights, the firm empowers clients to successfully position themselves for growth, achieve regulatory compliance, and expand their investor base. Through a client-centric approach and a commitment to excellence, Glamourous continues to support businesses in unlocking new market opportunities and achieving long-term financial success.

Markets and Regions

Southeast Asia presents significant consulting opportunities across various industries, driven by rapid economic growth, digital transformation, and evolving regulatory landscapes. While the initial aim was to serve customers having business interests in the Greater Bay area, excluding China from our market focus in the second half allows us to strategically navigate geopolitical tensions while capitalizing on the immense potential within ASEAN nations.

The Company initially focused on movie streaming platforms are influencers and KOLs, which are personalities on these platforms that have amassed huge exposure and popularity. KOL can make great profits from marketing and online live selling, catering a unified entertainment universe for China market, Asia market and all overseas Chinese around the world.

Currently, we do not derive any revenue from our business segments yet.

Our Strategies

As The Company. expands its business scope from entertainment into boutique listing consulting, a strategic approach is essential to leverage its existing network and industry expertise. The company will capitalize on its well-established connections in the entertainment sector to attract high-profile clients and niche businesses seeking personalized listing consulting. By integrating entertainment-driven engagement strategies with corporate advisory services, the Company can offer unique branding and marketing solutions that differentiate its consulting services from traditional firms. Additionally, fostering partnerships with financial institutions, investors, and regulatory bodies will enhance credibility and streamline the listing process for clients.

To strengthen its position in the boutique listing consulting industry, the Company will utilize its entertainment background to implement innovative storytelling techniques to enhance client branding and public relations, ensuring maximum visibility and investor confidence. A dedicated team of financial analysts and corporate strategists will provide tailored advisory services, guiding businesses through regulatory compliance, market positioning, and post-listing growth strategies. This synergy between entertainment and finance will create a competitive edge in a rapidly evolving marketplace.

Most importantly, the Company. will emphasize long-term relationship-building with its clients by offering ongoing advisory support beyond the listing phase. By integrating interactive content, virtual investor roadshows, and engagement-driven experiences, the company can ensure sustained investor interest and brand loyalty for its clients. Additionally, expanding its consulting reach into international markets through strategic alliances and localized expertise will drive business growth. Through a combination of entertainment-driven engagement, financial expertise, and a global outlook, Luduson G Inc. is poised to redefine boutique listing consulting with an innovative and client-centric approach.

The Company is currently in preparation for a Reverse Take-Over (“RTO”) of a financial institution based in Cambodia.

INTELLECTUAL PROPERTY AND PATENTS

As The Company expands into boutique listing consulting, protecting intellectual property (IP) and strengthening brand identity will be crucial for maintaining a competitive edge. The company will develop proprietary consulting frameworks, digital tools, and data-driven methodologies to enhance the listing process for clients. These assets will be safeguarded through trademarks, copyrights, and potential patents where applicable, ensuring exclusivity and value differentiation. Additionally, leveraging the company’s existing entertainment IP—such as interactive media, digital engagement platforms, and content marketing expertise—will allow for innovative storytelling and branding solutions tailored to clients seeking public listings.

The Company will evolve to reflect its diversified portfolio while maintaining its reputation for creativity, innovation, and industry leadership. A strong branding strategy will position us as a premium boutique listing consultant, emphasizing its ability to merge entertainment-driven engagement with financial expertise. Consistent messaging, a refined corporate identity, and targeted marketing campaigns will reinforce brand recognition and trust among clients, investors, and stakeholders. Through a combination of IP protection and strategic branding, The Company aims to solidify its presence in the boutique listing consulting sector while maintaining its legacy of entertainment-driven innovation.

COMPETITION

The boutique listing consulting market in South-East Asia is highly competitive, with a mix of global financial advisory firms, specialized local consultancies, and investment banks offering listing advisory services. Established firms such as the "Big Four" accounting companies and major financial institutions dominate the industry with extensive experience in IPO advisory, regulatory compliance, and investor relations. Their strong brand recognition, deep market expertise, and established networks with stock exchanges and institutional investors create a high entry barrier for new players. However, these firms often focus on large-scale corporate clients, leaving opportunities for boutique consultancies like us, to cater to niche businesses and emerging companies that require more personalized and strategic guidance.

Local boutique consultancies across major financial hubs like Hong Kong, Singapore, and Tokyo provide another layer of competition. These firms specialize in regional regulations, industry-specific listing requirements, and local investor relations, offering tailored services that global players may lack. Many of these consultancies have strong relationships with regional stock exchanges and regulatory bodies, allowing them to expedite listing approvals and provide insights into evolving compliance frameworks. To compete effectively, the Company will need to establish strong regulatory expertise, cultivate local partnerships, and differentiate itself by leveraging its entertainment industry background for unique branding and marketing-driven IPO strategies.

Another competitive force comes from investment banks and brokerage firms that integrate listing consulting as part of their broader financial services. These firms offer end-to-end solutions, including underwriting, market-making, and post-listing financial strategies, giving them an advantage in securing clients seeking comprehensive support. While we may not directly compete with these large financial institutions in capital market transactions, it can position itself as a specialist in branding, digital investor engagement, and alternative listing solutions, complementing the services of traditional financial advisors. Strategic collaborations with investment banks can also enhance the Company’s credibility and expand its service offerings.

Technology-driven consulting firms are also emerging as key competitors, leveraging AI-driven analytics, blockchain-based financial solutions, and digital marketing tools to optimize the listing process. These firms use data-driven insights to help companies navigate valuation, investor targeting, and regulatory challenges with greater precision. To stay competitive. we must integrate digital tools into its consulting framework, utilizing data analytics, virtual investor roadshows, and digital storytelling to enhance client visibility and engagement. By combining traditional listing expertise with innovative digital strategies, the Company can carve out a unique niche in the competitive Asian market.

Despite the competitive landscape, the Company has an opportunity to distinguish itself by blending its entertainment-driven engagement strategies with financial consulting expertise. The company can capitalize on its strengths in branding, media, and interactive content to offer clients a more dynamic approach to public listings. By targeting emerging industries such as digital entertainment, esports, and creative startups—where traditional financial firms have limited specialization—we can establish ourselves as the go-to boutique consultant for companies seeking a high-impact, investor-friendly listing experience. Through strategic differentiation, localized expertise, and innovative service offerings, the Company can effectively compete in South-East Asia’s evolving boutique listing consulting market.

EMPLOYEES

As of April 2, 2025, we do not have any full time employees:

We work with our consultants in their specific area of expertise on a contractual basis as they are not employees of the Company.

GOVERNMENT AND INDUSTRY REGULATIONS

Luduson G Inc., through its operating entity in Malaysia, is subject to various government and industrial regulations that govern its business operations. Malaysia has a well-established regulatory framework that promotes a conducive environment for businesses while ensuring compliance with statutory requirements. The company operates in accordance with the relevant laws and regulations enforced by Malaysian authorities, including but not limited to the Companies Act 2016, the Income Tax Act 1967, and the Employment Act 1955.

The Companies Act 2016 governs the incorporation, management, and operations of companies in Malaysia. The Company adheres to the requirements related to corporate governance, financial reporting, and disclosure to ensure transparency and accountability in its business dealings. The Income Tax Act 1967 mandates the company to comply with tax obligations, including timely filing of tax returns and payment of taxes, ensuring adherence to the country’s tax regime. In 2024, Malaysia's tax landscape continues to evolve, with the government implementing measures to enhance tax compliance and revenue collection. Key developments include the introduction of the e-Invoicing system for selected taxpayers, aimed at improving tax administration efficiency and reducing tax evasion. Additionally, corporate tax rates remain at 24%, with certain incentives available for businesses in high-value sectors and technology-driven industries. The Company. remains vigilant in adapting to these changes and fulfilling its tax obligations in line with the updated regulations.

The Employment Act 1955 outlines the rights and responsibilities of employers and employees, and the company is committed to upholding fair labor practices, providing a safe working environment, and ensuring equitable treatment of its workforce.

Additionally, the Company is subject to regulations specific to the technology and digital content industry. The Malaysian Communications and Multimedia Commission (MCMC) oversees the licensing and operations of businesses involved in communications, broadcasting, and multimedia services. The company complies with the Communications and Multimedia Act 1998 and other sector-specific guidelines to ensure that its digital content and platform services meet regulatory standards and safeguard consumer interests.

The Company is also mindful of data protection and privacy regulations under the Personal Data Protection Act 2010 (PDPA), which governs the processing of personal data in commercial transactions. The Company upholds the highest standards in data security and privacy protection to maintain customer trust and ensure compliance with the PDPA.

In line with Malaysia’s commitment to anti-corruption and good governance, the Company abides by the Malaysian Anti-Corruption Commission Act 2009. The company enforces internal policies and procedures to prevent bribery and corruption, fostering a culture of integrity and ethical business conduct.

We continuously monitor developments in government policies and regulatory changes to ensure ongoing compliance and alignment with Malaysia’s legal and industrial standards. The company remains proactive in adapting to evolving regulations, mitigating regulatory risks, and sustaining its position as a responsible corporate entity within the Malaysian market.

Regulations on Tax

Value-Added Tax and Business Tax

In Malaysia, the Goods and Services Tax (GST) was repealed and replaced with the Sales and Service Tax (SST) effective 1 September 2018. As of 2024, the SST system remains in place and continues to apply to businesses operating in Malaysia.

The Sales Tax is imposed on taxable goods manufactured in or imported into Malaysia, with rates generally at 5% or 10%, depending on the type of goods. Certain essential goods may be exempt from sales tax.

The Service Tax is levied at a standard rate of 6% on specific prescribed services provided in Malaysia. Businesses providing taxable services must register for Service Tax if their annual taxable turnover exceeds RM500,000. However, different thresholds apply to specific sectors such as food and beverage (RM1.5 million) and others.

Businesses are required to comply with SST registration, filing, and payment obligations as stipulated by the Royal Malaysian Customs Department. Failure to comply may result in penalties and fines.

During the financial year ended December 31, 2024, the Company ensured full compliance with all applicable SST regulations. The Company maintained proper records of taxable sales and services to facilitate accurate reporting and timely payment of taxes. No material disputes or non-compliance issues were reported concerning SST obligations.

Management continues to monitor regulatory changes in Malaysia’s indirect tax framework to ensure ongoing compliance and minimize potential tax exposure.

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulations

Luduson G Inc., through its Hong Kong intermediate holding entity, is subject to regulations governing foreign exchange controls and dividend distribution in the jurisdictions where it operates. In Hong Kong, there are generally no foreign exchange controls, and funds can be freely remitted in and out of the region. This facilitates the distribution of dividends from the Hong Kong holding entity to the Company and other shareholders. However, dividend payments from subsidiaries operating in other jurisdictions may be subject to local foreign exchange restrictions, withholding taxes, and regulatory approvals. Luduson G Inc. and its Hong Kong intermediate holding entity must ensure compliance with applicable laws and tax regulations in each operating jurisdiction to ensure the smooth repatriation of profits and distribution of dividends. Proper tax planning and adherence to local statutory requirements are essential to mitigate any potential risks and ensure regulatory compliance across the group structure.

Share Option Rules

The Company, being a Hong Kong intermediate holding entity can operate share option scheme (the “Scheme”) for the purpose of attracting, retaining, and motivating employees, directors, consultants, and other eligible participants, while aligning their interests with those of the Company and its shareholders. The Scheme is established in accordance with the applicable rules and regulations under the Hong Kong Companies Ordinance (Cap. 622) and the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the “Listing Rules”). Under the Scheme, the Board of Directors may, at its discretion, grant options to subscribe for ordinary shares in the Company, subject to the terms and conditions set forth in the Scheme. The exercise price, vesting period, and other specific terms of each option grant are determined by the Board, provided that the exercise price shall not be less than the highest of (i) the closing price of the Company’s shares on the date of grant; (ii) the average closing price of the Company’s shares for the five business days preceding the date of grant; and (iii) the nominal value of the Company’s shares. The total number of shares that may be issued under the Scheme shall not exceed 10% of the Company’s issued share capital as of the date of shareholders’ approval, unless refreshed by shareholders in accordance with the Listing Rules. The Scheme is subject to periodic review and compliance with regulatory requirements in Hong Kong.

Regulation of Dividend Distributions

Dividend distributions by the Company are subject to the applicable laws and regulations of Hong Kong, including the Companies Ordinance (Cap. 622), and the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited (the "Listing Rules"). Under Hong Kong law, dividends may only be paid out of profits available for distribution, which generally refers to the accumulated profits of the Company as stated in its unaudited financial statements, after providing for all applicable expenses, liabilities, and reserves. The declaration and payment of dividends are subject to the discretion of the Board of Directors, which considers the Company’s financial performance, cash flow position, future capital requirements, and other relevant factors. Additionally, any dividend distribution is subject to compliance with the Company’s constitutional documents and any restrictions or covenants contained in agreements with lenders or other financing arrangements. There is no withholding tax on dividends paid by a Hong Kong company to its shareholders, regardless of their residence or nationality.

SEASONALITY.

The consulting business in South-East Asia, including key markets like Malaysia and Singapore, experiences notable seasonality driven by cultural, economic, and business cycles. The first quarter often sees slower activity due to the Chinese New Year, which causes a temporary lull in business operations as many clients scale back engagements. Conversely, the second and third quarters generally see a surge in demand as companies refocus on growth initiatives and budget utilization after the holiday period. This is particularly evident in Singapore’s financial and professional services sectors, where mid-year strategy reviews and compliance deadlines fuel consulting needs. In Malaysia, demand often picks up around the government’s fiscal planning period and before the announcement of the national budget. The fourth quarter tends to be a mixed period; while some businesses rush to complete projects before the year-end, others adopt a wait-and-see approach due to budget constraints and preparations for the holiday season. Additionally, the region's reliance on tourism, manufacturing, and export-oriented sectors can amplify seasonal variations, especially during global economic shifts and peak travel seasons.

INSURANCE.

Insurance for consulting businesses in Southeast Asia, including but not limited to Malaysia and Singapore, plays a crucial role in safeguarding firms against various operational risks. Consulting businesses often face potential liabilities arising from professional errors, omissions, or client dissatisfaction, making Professional Indemnity Insurance a critical coverage. This type of insurance protects against legal costs and claims resulting from professional negligence. Additionally, Public Liability Insurance is essential, as it covers third-party injuries or property damage occurring in the course of business operations. In Malaysia, insurance requirements may vary based on the consulting sector and licensing bodies, while in Singapore, businesses are encouraged to maintain comprehensive coverage, especially in industries dealing with financial or legal advisory. With the region’s rapid economic development and growing regulatory frameworks, consulting firms increasingly seek Business Interruption Insurance and Cyber Liability Insurance to mitigate risks associated with data breaches and operational disruptions. As cross-border consulting activities expand, policies offering regional coverage have become more popular, ensuring businesses remain protected across multiple Southeast Asian markets.

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

Risks Relating to the Company

Volatility in Global Interest Rate that is material on our business and may continue to do so for the next twelve months.

Although 2024 marks a period of relative stabilization compared to the peak years of the pandemic, residual challenges and structural shifts continue to affect our operations, client demand, and overall financial performance.

•	Revenue and Client Demand

During the height of the pandemic, many businesses reduced discretionary spending, including consulting services, which led to a temporary decline in our revenue. While economic activity has rebounded, some industries we serve, particularly in sectors like retail, travel, and hospitality, are still recovering from prolonged disruptions. Additionally, remote work trends and digital transformation initiatives have altered client needs, increasing demand for technology-driven consulting services while reducing traditional in-person engagements.

•	Supply Chain and Inflationary Pressures

Global supply chain disruptions and inflationary pressures, exacerbated by the pandemic, have increased the cost of certain services and operational expenses. While we have taken steps to mitigate these impacts through strategic pricing and cost management, ongoing economic uncertainty continues to pose a risk to profitability.

•	Regulatory and Compliance Considerations

The evolving regulatory landscape related to health and safety measures, data security in remote work environments, and government assistance programs has required continued compliance efforts. Any changes in these regulations could impact our cost structure and operational flexibility.

As we move forward, we remain focused on adapting to post-pandemic shifts by enhancing our digital consulting capabilities, optimizing cost structures, and diversifying service offerings. While uncertainties persist, we believe that our strategic investments in technology and human capital position us well for sustained growth in the evolving business environment.

Despite lingering challenges from COVID-19, we are optimistic about the long-term prospects of our industry and our ability to drive value for our clients and stakeholders.

We may be materially and adversely affected by the complexity, uncertainties and changes in South-East Asia regulation of the companies and businesses in the consulting industry.

Our business generates and processes personal data, and we are required to comply with Personal Data Protection Act (“PDPA”) laws and regulations for managing personal data. These laws and regulations could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our data practices or business model.

Our operations across Southeast Asia are subject to stringent and evolving data privacy and personal data protection laws, including but not limited to Malaysia’s Personal Data Protection Act 2010 (PDPA) and Singapore’s Personal Data Protection Act 2012 (PDPA). These regulations govern the collection, use, storage, and transfer of personal data, imposing strict compliance obligations on businesses operating within these jurisdictions. Failure to adhere to these requirements may result in significant fines, legal actions, and reputational damage. In Malaysia, businesses must obtain consent before processing personal data and ensure adequate safeguards are in place, while in Singapore, companies are required to implement robust data protection policies, conduct regular audits, and report data breaches promptly. Other Southeast Asian countries, such as Thailand, Indonesia, the Philippines, and Vietnam, have introduced or are in the process of strengthening their data protection regimes, increasing the complexity of cross-border operations. Divergent regulatory frameworks and enforcement practices across the region pose operational challenges, requiring continuous monitoring, staff training, and investment in data security infrastructure. Non-compliance with these data protection laws could materially and adversely affect our business operations, expose us to regulatory scrutiny, and undermine stakeholder confidence.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the South-East Asia regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

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

Under Malaysia’s Computer Crimes Act 1997 and other related legislation, unauthorized access, theft, or misuse of data, including personal information, is a criminal offense, punishable by fines and imprisonment. Companies operating in Malaysia are required to take reasonable steps to secure their networks and information systems, prevent data breaches, and ensure the lawful processing of personal data. Non-compliance with these data protection and cybersecurity regulations can lead to enforcement actions, reputational damage, and potential disruption to business operations.

Oversea Listing Requirement for local entities

Additional disclosures may be required to ensure that Malaysian investors are adequately informed. Companies are also expected to comply with Bank Negara Malaysia’s (BNM) foreign exchange administration rules when raising funds overseas, particularly regarding the remittance of proceeds and cross-border transactions.

Post-listing, Malaysian entities remain subject to domestic financial reporting and disclosure requirements, alongside the ongoing obligations of the foreign stock exchange. Non-compliance with these requirements may result in regulatory action, fines, or reputational damage, potentially affecting the company’s financial position and market perception.

If we fail to retain existing or attract new businesses to enter the US Public Listing route, maintain and increase our exposure to South-East Asia emerging entities, or if we are unable to collect accounts receivable in a timely manner, our business, financial condition may be adversely affected.

Our business, financial condition, and future growth prospects may be adversely affected if we fail to retain existing clients or attract new businesses seeking to pursue the U.S. public listing route. Our ability to maintain and expand our exposure to emerging entities across Southeast Asia, including Malaysia, Singapore, Indonesia, Thailand, and other developing markets, is critical to our long-term success. These markets represent significant growth opportunities; however, competition is intensifying, and clients may seek alternative advisory firms or financing avenues.

Furthermore, delays or defaults in collecting accounts receivable from clients could strain our working capital, disrupt cash flows, and impact our profitability. Extended payment cycles or non-payment, particularly from startups and growth-stage companies in emerging markets, could further exacerbate these risks. Failure to address these challenges could materially and adversely affect our business operations and financial performance.

Importance of Fundraising Advisory and Potential Impact.

As a Listing Consultant, our ability to offer clients strategic fundraising options is a critical component of our service offering and is essential to their successful listing and post-listing growth. We facilitate access to various financing avenues, including pre-IPO funding, private placements, bridge financing, and public market capital raising, enabling our clients to secure the necessary working capital to support their business expansion and listing ambitions. Our capacity to identify suitable investors, structure financing solutions, and navigate cross-border fundraising regulations—particularly in Southeast Asia and the U.S.—enhances our value proposition. However, if we are unable to maintain strong relationships with funding partners, or if market conditions deteriorate, limiting access to financing for our clients, our advisory capabilities may be compromised. This could lead to reduced client confidence, delays in listings, and the potential loss of business. Furthermore, if clients are unable to secure sufficient funding through our advisory network, they may resort to less favorable financing terms or alternative consultants, which could materially and adversely affect our business performance and growth prospects.

Our future performance depends to a significant degree upon the continued service of key members of management as well as well-connected Consultants and Key Personnel

We are dependent upon the continued service of Mr. Man Fai CHENG, our Chief Executive Officer and Director, and Eng Wah KUNG, our Chief Financial Officer, Secretary and Director.  The loss of Messrs. CHENG or KUNG or one or more of our other key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel.  We expect to establish an incentive compensation plan for our key personnel to retain their services.  We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

Procurement of Services and Financing Support in Public Listing Advisory

Our ability to successfully deliver public listing advisory services is contingent upon the availability of essential third-party service providers, including legal advisors, auditors, underwriters, valuation experts, and other professionals involved in the listing process. In certain instances, our capability to secure and coordinate these services in a timely and cost-effective manner is critical to meeting client expectations and ensuring the smooth progression of listing mandates. Additionally, our success relies significantly on the expertise and networks of our key personnel, including consultants who possess specialized knowledge of listing regulations and well-established connections within the financial and regulatory ecosystem. Any disruption in securing these external services, or the loss of experienced and well-connected professionals, could delay client projects, erode client confidence, and negatively impact our business performance.

The success of our business depends on our ability to maintain and enhance our brand.

We believe that maintaining, protecting, and enhancing our brand and reputation is of significant importance to the long-term success and growth of our business. Our brand represents the trust and confidence our clients, partners, and investors place in our services, particularly within the highly competitive consulting and public listing advisory sector across Southeast Asia and other markets in which we operate. A strong and recognizable brand allows us to differentiate ourselves from competitors, attract and retain new clients, and strengthen our relationships with existing clients.

Any failure to preserve the integrity of our brand or any negative publicity—whether arising from regulatory issues, client dissatisfaction, adverse market perception, or operational shortcomings—could materially harm our reputation, reduce market demand for our services, and undermine our competitive position. Moreover, as we expand our operations and seek to grow our presence in Malaysia, Hong Kong, and other key markets, consistent brand development and reputation management will remain vital in gaining market acceptance and driving sustainable business performance. We intend to continue investing in marketing, client engagement, and service quality enhancement initiatives to maintain and elevate our brand’s standing, which we believe is a critical factor to our continued success.

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

Risk Factors Relating to Doing Business in Malaysia

The Malaysian government, along with other regulatory authorities in South-East Asia, exercises significant oversight and discretion over the conduct of business operations, the offering of securities, and foreign investments within their jurisdictions.

Our operations in Malaysia and Southeast Asia are subject to the authority of various regulatory bodies, including the Securities Commission Malaysia (SC) and Bank Negara Malaysia (BNM), which possess the power to influence business activities, capital markets, and foreign investments. Regulatory interventions or sudden changes in policies could affect our ability to raise capital offshore, attract foreign investors, or proceed with securities offerings. These actions may negatively impact the value of our securities and could impair our financial position.

The regulatory environment in Malaysia and the broader Southeast Asia region is dynamic, with ongoing updates to policies governing investments, corporate practices, and financial markets. Businesses with offshore holding structures, such as ours, must remain adaptable to these regulatory developments to ensure continued compliance and sustain operational and financial flexibility. Failure to comply with new requirements may expose us to penalties or operational disruptions.

We face the risk that changes in the policies of the Malaysia government could have a significant impact upon the business we may be able to conduct in the Malaysia and the profitability of such business.

Additionally, shifts in government priorities or regional geopolitical uncertainties may create obstacles for foreign investors and affect market sentiment. Protective policies or stricter financial controls could limit our access to funding sources or delay expansion initiatives. These uncertainties, coupled with evolving regulations, may pose risks to our growth outlook and shareholder value.

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

Substantial uncertainties and restrictions with respect to the political and economic policies of the Malaysia government and South-East Asia laws and regulations could have a significant impact upon the business that we may be able to conduct in Malaysia and accordingly on the results of our operations and financial condition.

The political environment in Malaysia has experienced periodic changes and transitions in government leadership over recent years, often resulting in shifts in national policies and regulatory priorities. Changes in the ruling administration, shifts in coalition dynamics, or political instability can lead to uncertainty in the business environment. These developments may affect government approaches toward foreign investments, financial regulations, taxation policies, and economic development strategies, all of which could have a direct or indirect impact on our business operations and financial performance.

A change in government leadership or policy direction could result in the introduction of new laws or amendments to existing regulations governing sectors relevant to our business, including the consulting, public listing advisory, and capital markets sectors. For instance, stricter requirements on foreign ownership, limitations on offshore investments, or changes in licensing conditions for professional service providers could restrict our business activities or increase our compliance obligations. Additionally, delays in policy implementation or the reversal of previously approved development plans could disrupt our business strategies or delay project execution.

Political uncertainty in Malaysia may also affect investor confidence and market stability, particularly if it leads to concerns over the future direction of the economy or regulatory framework. This could reduce the willingness of potential clients to proceed with capital-raising activities or public listings, impacting our revenue streams. Furthermore, changes in government-driven incentives or support schemes for businesses operating in Malaysia could alter the cost structure or growth prospects for our operations. Any such political shifts could materially affect our ability to maintain stable business operations, achieve growth objectives, and ultimately influence our financial condition and the value of our securities.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. There are uncertainties and potential challenges a Malaysian company could face under the Holding Foreign Companies Accountable Act (HFCAA) that. may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act (HFCAA) requires that the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect and investigate the audit work and practices of public accounting firms for issuers listed on U.S. stock exchanges. If a company's auditor is based in a jurisdiction where PCAOB is unable to conduct inspections for three consecutive years, the company risks delisting from U.S. securities exchanges. Malaysian companies, particularly those with local auditors unfamiliar with U.S. audit oversight requirements or those operating in an environment where local regulations restrict access to certain audit work papers, may face significant compliance challenges. There is uncertainty as to whether Malaysian authorities will fully cooperate with PCAOB inspection requirements, as Malaysia’s regulatory and confidentiality laws regarding audit practices could potentially conflict with U.S. standards. Any failure by our previous Malaysian auditors to comply with PCAOB inspection requests could result in our company being identified as non-compliant under the HFCAA, leading to potential trading prohibitions or delisting from U.S. exchanges, which could adversely affect the liquidity and value of our securities and restrict our access to U.S. capital markets.

Our previous auditor is located in Kuala Lumpur and is subject to PCAOB inspections with its most recent inspection occurring during 2021. Therefore, it is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

Adverse regulatory developments in Malaysia may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in Malaysia may impose additional compliance requirements for companies like us with Malaysian-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

Our business operations are subject to the regulatory framework in Malaysia, which continues to evolve. Regulatory authorities in Malaysia, including the Securities Commission Malaysia (SC), Bank Negara Malaysia (BNM), Companies Commission of Malaysia (SSM), and other government bodies, periodically introduce new legislation and update existing rules that govern corporate practices, foreign investments, financial services, data protection, taxation, and anti-corruption. Any adverse regulatory developments, such as the imposition of additional licensing requirements, restrictions on cross-border transactions, enhanced taxation policies, or stricter foreign exchange controls, could increase our operational complexity and compliance costs. Such changes may also limit our business flexibility and affect our ability to conduct cross-border financing and investment activities, which are critical to our regional operations and long-term growth.

Additionally, recent regulatory shifts and government enforcement efforts in Malaysia, including heightened anti-corruption measures under the Malaysian Anti-Corruption Commission Act 2009 (MACC Act) and the Corporate Liability Provision (Section 17A), may lead to increased regulatory scrutiny on companies conducting business in Malaysia. This environment could result in additional regulatory reviews or audits of our Malaysian operations, exposing us to potential penalties or reputational harm if any non-compliance is identified.

Furthermore, in response to the evolving regulatory landscape in Malaysia and the broader Southeast Asia region, the U.S. Securities and Exchange Commission (SEC) may adopt or strengthen disclosure obligations and oversight measures for companies like ours with operations in Malaysia. These measures could include expanded reporting requirements regarding financial transactions, internal controls, and compliance with anti-corruption and anti-money laundering laws. Any such regulatory developments by the SEC or other U.S. regulatory bodies could increase the complexity of our financial reporting processes, subject us to more rigorous disclosure obligations, and elevate our compliance burden.

The combination of stricter domestic regulations in Malaysia and potential additional scrutiny by U.S. authorities may significantly increase our compliance costs, require the enhancement of our internal compliance systems, and divert management attention from our core business activities. Failure to comply with any newly introduced regulations or disclosure requirements could result in fines, sanctions, reputational damage, or other adverse outcomes, all of which could negatively affect our business operations, financial performance, and the value of our securities..

We face uncertainty with respect to indirect transfers of equity interests in Malaysia resident enterprises by their non-Malaysia holding companies.

We may face regulatory uncertainty with respect to the transfer of equity interests in our Malaysian operating entity held indirectly through our non-Malaysia holding companies, including our intermediate holding entity in Hong Kong. Malaysia’s legal and regulatory framework governing mergers, acquisitions, and the indirect transfer of ownership interests in resident enterprises by foreign entities is complex and subject to interpretation and administrative discretion. Transactions involving offshore transfers of shares or changes in control of non-resident holding entities with underlying Malaysian subsidiaries could trigger reporting requirements, tax implications, or regulatory approvals under Malaysian law, including under the Financial Services Act 2013, Income Tax Act 1967, and guidelines issued by Bank Negara Malaysia (BNM) and other authorities.

•	Potential Regulatory and Tax Implications

Although there is currently no comprehensive, codified regime specifically addressing indirect offshore equity transfers, Malaysian regulators may scrutinize such transactions to assess whether they result in changes in the ultimate ownership or control of Malaysian resident entities. Any such determination could result in obligations to notify the relevant authorities, reassess tax liabilities, or comply with other regulatory procedures. Failure to make timely disclosures or obtain necessary approvals could expose us to penalties, additional tax assessments, or operational disruptions.

•	Impact on Business Operations and Investment Returns

Any uncertainty or adverse interpretation regarding indirect transfers of our Malaysian equity interests by our offshore holding companies could increase transaction costs, introduce delays in executing corporate restructurings, or limit our ability to efficiently transfer ownership stakes to potential investors. Furthermore, such regulatory uncertainty could adversely affect the valuation and liquidity of our interests in the Malaysian market, which may reduce the attractiveness of our business to foreign investors and impair our ability to raise capital. These factors could materially and adversely affect our business, financial condition, and shareholders' investment returns.

•	Ongoing Regulatory Developments

The regulatory environment in Malaysia and Southeast Asia regarding cross-border equity transactions continues to evolve. We cannot predict whether additional restrictions, reporting obligations, or tax measures targeting indirect offshore equity transfers will be introduced. Any such changes could further increase compliance burdens and create additional uncertainties for our future financing, restructuring, or divestment activities involving our Malaysian operations. We remain committed to monitoring regulatory developments and ensuring compliance; however, any adverse regulatory actions or shifts in policy could materially affect our operational flexibility and overall business performance.

The M&A Rules and certain other South-East Asia regulations may make it more difficult for us to pursue growth through acquisitions.

Our ability to expand our business operations through mergers, acquisitions, or strategic investments in Southeast Asia is subject to various regulatory requirements and government approvals, which may impose significant limitations or delays. In jurisdictions such as Malaysia, Singapore, Indonesia, and other Southeast Asian countries, mergers and acquisitions involving foreign investors are often subject to review by regulatory authorities, including competition regulators, foreign investment bodies, and sector-specific licensing agencies. In Malaysia, for instance, the Malaysian Competition Act 2010 regulates anti-competitive mergers, while the Equity Conditions and Licensing Requirements imposed by certain government agencies may restrict foreign ownership in strategic sectors. Similarly, Singapore’s Competition and Consumer Commission (CCCS) closely monitors transactions that may lessen competition within the market.

Additionally, some Southeast Asian countries maintain foreign equity restrictions and screening mechanisms for foreign investments, particularly in industries deemed sensitive, such as telecommunications, finance, and natural resources. Compliance with these M&A rules often requires obtaining prior approval, conducting due diligence to satisfy ownership and control requirements, and ensuring alignment with national interests or local partner arrangements. These processes can be time-consuming and may result in increased transaction costs or, in some cases, prevent us from completing proposed acquisitions altogether.

Further, regulations on cross-border capital flows and foreign exchange, including those enforced by Bank Negara Malaysia (BNM) and other central banks in the region, may restrict the remittance of funds or impose limitations on financing acquisition activities through offshore sources. Delays or obstacles in securing the necessary approvals for acquisitions could hinder our ability to respond swiftly to market opportunities or execute our growth strategy effectively.

Failure to comply with these M&A regulations or navigate the complexities of regulatory regimes across Southeast Asia could expose us to legal liabilities, fines, or the risk of having transactions nullified. As a result, our plans to expand operations, broaden our service offerings, or strengthen our market position through acquisitions may be significantly constrained, which could materially and adversely affect our business prospects and financial performance.

Regulatory Restrictions on Offshore Investments and Capital Movements in Southeast Asia

Our operations in Southeast Asia, including Malaysia and other jurisdictions, are subject to various regulations governing offshore investment activities by residents, which may limit the ability of our Hong Kong subsidiaries to increase their registered capital, inject funds into our Southeast Asian operating entities, or repatriate profits from these jurisdictions. Regulatory bodies, such as Bank Negara Malaysia (BNM) and other relevant authorities in the region, impose controls on foreign exchange, capital flows, and cross-border transactions, requiring compliance with prescribed limits, reporting obligations, and, in some cases, prior approvals. Any failure to comply with these regulations could result in fines, penalties, or restrictions on our capital movements, and could adversely affect our ability to fund our operations, support business growth, or distribute profits to our shareholders. Changes in these regulatory environments or the imposition of stricter controls could further constrain our financial flexibility and expose us to liability under Southeast Asian laws, which may materially and adversely affect our business, financial condition, and results of operations.

Malaysia regulation of loans to and direct investment in Malaysia entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Our ability to utilize proceeds from offshore financing activities to provide loans to or make direct investments in our Malaysian operating entity through our Hong Kong intermediate holding company may be subject to regulatory approvals and foreign exchange control policies imposed by Malaysian authorities. Under the regulations of Bank Negara Malaysia (BNM), foreign exchange transactions, cross-border investments, and fund transfers involving non-residents may require compliance with specific reporting obligations or prior approval in certain circumstances. Governmental control over currency conversion and foreign investment policies could delay or prevent us from efficiently injecting offshore funds into our Malaysian subsidiary, which could constrain our liquidity, disrupt our capital allocation plans, and hinder our ability to fund operations or pursue business expansion in Malaysia. Any prolonged delay or inability to deploy offshore financing proceeds as intended may materially and adversely affect our financial condition, business growth, and overall operational performance.

Our Malaysia subsidiaries may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

Our operating entity in Malaysia is subject to local regulations and exchange control requirements that may restrict the free flow of funds, including the remittance of dividends and other payments, to our intermediate holding company in Hong Kong. Any such restrictions could limit the ability of our Hong Kong holding entity to distribute dividends to its shareholders, including directors and other investors, or to fulfill other liquidity needs. While Malaysia generally allows the repatriation of profits, any future changes in foreign exchange policies, taxation, or regulatory requirements could delay or limit dividend payments and other fund transfers. If our Malaysian entity is unable to remit sufficient funds to our Hong Kong intermediate holding company, it may adversely affect our ability to pay dividends to our shareholders and directors in Hong Kong, meet corporate obligations, or fund international business activities, which could, in turn, impact our overall financial condition and shareholder returns.

Governmental control of currency conversion may limit our ability to utilize revenues effectively and affect the value of your investment.

Governmental regulations and controls over currency exchange in certain jurisdictions where we operate, including countries in Southeast Asia, may limit our ability to convert local currencies into other currencies, including U.S. dollars, or transfer funds across borders freely. Restrictions on currency conversion or remittance could impair our ability to utilize revenues generated in those markets effectively to fund our operations, settle obligations denominated in foreign currencies, or reinvest in growth opportunities. Additionally, currency control measures may affect the timing, amount, or feasibility of repatriating profits or dividends to our shareholders. Any such limitations could reduce our operational flexibility, adversely impact our cash flow, and affect the value of your investment in our company. We cannot assure that further foreign exchange restrictions or currency policies will not be introduced, which may further impact our business, financial condition, and results of operations.

Risks Related to our International Operations

We are subject to risks associated with doing business internationally including compliance with domestic and foreign laws and regulations, economic downturns, political instability and other risks that could adversely affect our operating results.

We conduct our businesses in Malaysia, and have assets located in Hong Kong. We are required to comply with numerous and broad reaching laws and regulations administered by United States federal, state and local, and foreign governmental authorities. We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third-party representatives globally. Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products. In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

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

As a consulting company operating in Malaysia and engaging with clients and business partners across Southeast Asia and internationally, we are subject to various anti-bribery and anti-corruption laws. These include the Malaysian Anti-Corruption Commission Act 2009 (MACC Act), as amended, which imposes strict penalties on companies and individuals involved in corrupt practices, and holds companies liable for the corrupt actions of their employees or associates unless adequate procedures are in place to prevent bribery. In addition, we may also be subject to foreign anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) and Hong Kong’s Prevention of Bribery Ordinance (Cap. 201), if we engage with clients, partners, or investors from these jurisdictions.

These laws prohibit offering, promising, or giving anything of value to government officials or business representatives to gain a business advantage. Non-compliance with these regulations, whether intentional or inadvertent, could result in substantial fines, criminal penalties, reputational damage, and restrictions on our ability to conduct business internationally. We have implemented internal controls and compliance procedures; however, there can be no assurance that our policies will always be effective in preventing violations. Any breach of these anti-bribery and anti-corruption laws could materially and adversely affect our business, operations, and financial performance.

We expect our revenues to be paid in non-U.S. currencies, and if currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

Our primary operations are conducted in Malaysia and our operating currency is the Malaysian Ringgit. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For instance, if currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished.

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

Substantially all of our assets are located in Hong Kong. Moreover, our current directors and officers are dominantly nationals of Hong Kong. All or a substantial portion of the assets of this person are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon this person. In addition, there is uncertainty as to whether the courts of Hong Kong would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof or be competent to hear original actions brought in Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to our Common Stock

Due to the limited trading market for our securities, you may have difficulty selling any shares you purchase in this offering.

While our shares of common stock are quoted on the OTC Pink tier of the OTC Markets Group, Inc., there is presently no meaningful demand for our common stock and virtually no public market exists for the shares being offered in this prospectus. The OTC Pink is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTC Pink is not an issuer listing service, market or exchange. Although the OTC Pink does not have any listing requirements per se, to be eligible for quotation on the OTC Pink, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

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

ITEM 1C. CYBERSECURITY.

The Company has not adopted any insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company securities yet, as we are still in the restructuring process. We however plan to adopt this soon once the restructuring process is done.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “LDSN”. Shares of our common stock began trading on April 1, 2020. As of February 21, 2025, the last closing price of our securities was $0.004, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2024:
Fourth Quarter	$0.025	$0.003
Third Quarter	$0.145	$0.016
Second Quarter	$0.98	$0.0172
First Quarter	$1.0875	$0.1801
Fiscal year ended December 31, 2023:
Fourth Quarter	$0.597	$0.1
Third Quarter	$0.401	$0.163
Second Quarter	$0.65	$0.35
First Quarter	$1.70	$1.1614

(b)  Approximate Number of Holders of Common Stock

As of December 31, 2024, there were approximately 295 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2024, and 2023. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. References to “Malaysian Ringgit” or “MYR” are to the legal currency of Malaysia. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Impact of heightened volatility in interest rates

Following the global stabilization of the COVID-19 pandemic, the Company continues to assess any lingering impacts on workforce dynamics and supply chain resilience. However, attention has increasingly shifted toward addressing broader economic uncertainties, particularly the volatility in interest rates and evolving market conditions. Over the past two years, rising interest rates have had a significant global impact, including across Southeast Asia. Higher rates have increased borrowing costs, influenced client spending patterns, and slowed business investments—factors that may directly affect consulting firms like ours.

Monetary authorities across Southeast Asia, including Bank Negara Malaysia and the Monetary Authority of Singapore, have adjusted their policies in response to persistent inflationary pressures and broader macroeconomic developments. The rise in interest rates presents a potential risk to the Company, as it may increase the cost of borrowing, constrain access to affordable financing, and influence the capital expenditure decisions of our clients. These dynamics could result in delays, deferrals, or reductions in consulting project engagements, thereby impacting the Company's revenue streams.

The Company remains vigilant in closely monitoring interest rate trends and their potential influence on client budgets and market demand. We continue to adopt proactive measures to mitigate these risks, ensuring our business remains resilient and responsive to the evolving economic landscape.

We believe that the Company can generate sufficient cash flow over the next 12 months to implement the revised business plan. We believe that we will need approximately $1.5 million to implement our revised business plan for the 12 months thereafter.

Results of Operations

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our unaudited consolidated financial statements for the year ended December 31, 2024, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2023 as a result of COVID-19 and rising interest rates. Business closures in South-East Asia and limitations on business operations arising from volatile interest rates has significantly disrupted our ability to generate revenues and cash flow during the fiscal year 2024.

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

Comparison of the years ended December 31, 2024 and December 31, 2023

The following table sets forth certain operational data for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Revenues, net	$14,000,000	$–
Cost of revenue	–	–
Gross profit	14,000,000	–
Total operating expenses	1,512,943	(285,568))
Operating income	12,487,057	(285,568)
Other (expenses) income	(65,661)	(17,629)
Income/ (loss) before Income Taxes	12,421,396	(303,197)
Income tax expense	–	–
Net income/ (loss)	12,421,396	(303,197)

Revenue. We generated $14,000,000 and $0 revenues for the years ended December 31, 2024 and 2023 respectively.

Cost of Revenue. Cost of revenue was nil for the year ended December 31, 2024 and 2023.

Gross Profit. Gross profit was $14,000,000 and $0 for the years ended December 31, 2024 and 2023 respectively.

Operating Expenses. We incurred operating expenses of $1,512,943 and $285,568 for the years ended December 31, 2024 and 2023, respectively. Operating expenses for the two years consisted of general and administrative expenses.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2024 and 2023 was $0 and $0, respectively.

Net Income/ (Loss). We incurred a net income of $12,421,396 and net loss of $303,197 for the years ended December 31, 2024 and 2023, respectively. The increase in net income is primarily attributable to the revenue earned by the Company in 2024.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents of $136,341 and $175,002, respectively.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months. It is expected to incur significantly greater expenses in the near future as we develop our product offerings or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees. We believe that we will require approximately $1 to 2 million over the next 12-24 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through equity purchases by institutional banks, and loans from existing shareholders or financial institutions.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

For the fiscal year ended December 31, 2024, Luduson G Inc. achieved positive earnings, reflecting a significant improvement in our financial performance and operational stability. This profitability marks a notable turnaround compared to prior periods and is indicative of the success of our strategic initiatives, cost management efforts, and revenue growth across our business segments. The positive earnings generated during 2024 have strengthened our liquidity position and reduced concerns regarding our ability to continue as a going concern. As a result, management believes that the Company has sufficient resources to meet its obligations and fund operations for the foreseeable future. However, we remain vigilant in monitoring market conditions and our working capital requirements to ensure ongoing financial stability.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors might lose all of their investment.

	Years ended December 31,
	2024	2023
Net cash (used in) operating activities	$(38,661)	$(132,484)
Net cash used in investing activities	–	–
Net cash used in financing activities	–	295,430

Net Cash Provided by (Used in) Operating Activities.

For the year ended December 31, 2024, net cash used in operating activities was $38,661, which consisted primarily of a net income of $12,421,396, along with stock based compensation of $1,505,500, decrease in inventory of $46,154 and increase in accrued expenses of $34,443 and offset by stock based revenue of $14,000,000 and increase in other receivables and other current assets of $46,154.

For the year ended December 31, 2023, net cash used in operating activities was $132,484, which consisted primarily of a net loss of $303,197, along with decrease in inventory of $46,154 and decrease in other receivables and other current assets of $64,102 and offset by stock based compensation of $205,026 and increase in accrued expenses of $75,943.

Net Cash Used In Investing Activities.

For the year ended December 31, 2024, there is no net cash provided by investing activities.

For the year ended December 31, 2023, there is no net cash provided by investing activities.

Net Cash (Used In) Provided by Financing Activities.

For the year ended December 31, 2024, there is no net cash used in financing activities.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated unaudited financial statements thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1. This is a voluntary filing by the Company.

LUDUSON G INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LUDUSON G INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2024	2023
ASSETS
Current asset:
Cash and cash equivalents	$136,341	$175,002
Investment in unlisted shares	12,500,000	–
Account receivable	–	–
Inventory, net	–	46,154
Prepaid expenses and other current assets	110,256	64,102

Total current assets	12,746,597	285,258

Non-current asset:
Intelligential Property Rights	6,000,000	6,000,000
Goodwill	806,158	806,158
Other Assets	2,500,000	–

Total non-current assets	9,306158	6,806,158

TOTAL ASSETS	$22,052,755	$7,091,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$178,165	$143,722
Current portion of long-term loan payables	114,150	114,150

Total current liabilities	292,315	257,872

Non-current liabilities
Long-term loan payables	987,438	987,438

Total non-current liabilities	987,438	987,438

TOTAL LIABILITIES	1,279,753	1,245,310

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2024 and at December 31, 2023, 563,466,410 and 503,466,410 shares issued and outstanding at December 31, 2024 and 2023, respectively	56,347	50,347
Additional paid-in capital	22,637,764	20,138,264
Accumulated other comprehensive loss	–	–
Accumulated deficit	(1,921,109)	(14,342,505)

Shareholders’ equity	20,773,002	5,846,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,052,755	$7,091,416

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Revenue, net	$14,000,000	$–

Cost of revenue	–	–

Gross profit	14,000,000	–

Operating expenses:
General and administrative expenses	(1,512,943)	(285,568)
Total operating expenses	(1,512,943)	(285,568)

Operating income (expense)	12,487,057	(285,568)

Other (expenses) income:
Interest income	–	77
Interest expense	(63,661	(17,706)
Listing expense	(2,000)	–
Total other expenses	(65,661	(17,629)

INCOME BEFORE INCOME TAXES	12,421,396	(303,197)

Income tax expense	–	–

NET INCOME	12,421,396	(303,197)

Other comprehensive loss:
Foreign currency translation loss	–	–

COMPREHENSIVE INCOME	$12,421,396	$(303,197)

Net loss per share:
Basic and diluted	$0.02	$(0.00)

Weighted average shares outstanding
Basic and diluted	563,466,410	416,663,107

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$12,421,396	$(303,197)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Share Based Revenue	14,000,000	–
Stock based compensation	1,505,500	205,026

Change in operating assets and liabilities:
Decrease in inventory	46,154	(46,154)
Decrease in other receivables and other current assets	(46,154)	(64,102)
Increase in accounts payable	–	–
Increase in accrued expenses	34,443	75,943
Net cash (used in) operating activities	(38,661	(132,484)

Cash flows from investing activities:
Purchases of equipment	–	–

Net cash used in investing activities	–	–

Cash flows from financing activities:
Repayment to related party	–	–
Proceeds from related party payable	–	–
Proceeds from borrowings	–	–
Repayment to borrowings	–	(3,008)
Proceeds from acquisition subsidiaries	–	298,438

Net cash provided by financing activities	–	295,430

Effect on exchange rate change on cash and cash equivalents	–	–

Net increase of cash and cash equivalents	(38,661)	162,946

BEGINNING OF YEAR	175,002	12,056

END OF YEAR	$136,341	$175,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$–	$–
Cash paid for interest	$(63,661)	$–

Non-cash financing and investing activities:
Debt converted to common stock	$–	$–
Issuance of treasury stock for intelligential property rights	$2,500,000	$–

See accompanying notes to consolidated financial statements.

LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Treasury stock		Additional paid-in	Retained	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	earnings	equity

Balance, December 31, 2022	348,210,000	$34,821	–	$–	$13,938,364	$(14,039,308)	$(66,123)
Net loss for the year ended December 31, 2023	–	–	–	–	–	(303,197)	(303,197)
Shares issued as debt conversion July 12, 2023	34,820,000	3,482	–	–	–	–	3,482
Shares issued as debt conversion July 13, 2023	12,180,000	1,218	–	–	–	–	1,218
Shares issued as debt conversion July 18, 2023	50,256,410	5,026	–	–	–	–	5,026
Shares issued as debt conversion July 31, 2023	20,000,000	2,000	–	–	–	–	2,000
Shares issued as debt conversion August 1, 2023	35,000,000	3,500	–	–	–	–	3,500
Transfer to treasury stock August 15, 2023	(30,000,000)	(3,000)	30,000,000	3,000	–	–	–
Shares issued as price $0.2 as stock compensation August 22, 2023	1,000,000	100	–	–	199,900	–	200,000
Treasury stock was given for the purchase of 30 movie intelligent properties September 21, 2023	30,000,000	3,000	(30,000,000)	(3,000)	6,000,000	–	6,000,000
Shares issued as debt conversion November 16, 2023	2,000,000	200	–	–	–	–	200

Balance, December 31, 2023	503,466,410	$50,347	–	$–	$20,138,264	$(14,342,505)	$5,846,106
Net income for the year ended December 31, 2024	–	–	–	–	–	12,421,396	12,421,396
Shares issued on January 10, 2024, for the purchase of Metaverse Innovation Laboratory	5,000,000	500	–	–	2,499,500	–	2,500,000
Shares issued on April 5, 2024, at par to Mr. Lap Yan CHEUNG, the Company’s COO for the services provided to the Company	55,000,000	5,500	–	–	–	–	5,500

Balance, December 31, 2024	563,466,410	$56,347	–	$–	$22,637,764	$(1,921,109)	$20,773,002

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

On January 10, 2024, the Company issued 5,000,000 shares of common stock for a total compensation of $2,500,000 calculated with the quoted market price on OTC Markets of $0.50 per share as of the date of the agreement to Dr. Kin Fat CHAN, the major shareholder of Metaverse Innovation Laboratory (the “Projects”) with Headquarters in Shenzhen, China, for the purchase and performance of the Projects. Subsequently, the Company, along with the roll in of LWH Consulting Sdn Bhd on March 28, 2024 and the expansion of our operations to include listing consulting services (see Note – 2 “Roll in of LWH Consulting”), decided to retool this purchase along with the Company’s listing consulting services (see Note – 3 “Purchase of Metaverse Innovation Laboratory”).

On June 28, 2024, the Company launched a collaboration venture focusing on the innovative and dynamic field of Pixel Art with V1-Play Pixel Art, a private business of the Company’s Chief Operating Officer, Yap Lan CHEUNG. V1-Play Pixel Art (https://v1play-hk.odoo.com/), known for its unique blend of technology and creativity, represents a significant growth opportunity for the Company. Our dedicated team has been working diligently to develop and implement this new division, which promises to deliver exceptional value to our stakeholders and elevate the Company's standing in the digital art industry. This new business is estimated to be worth an impressive $250,000,000 and has the potential to be spun off into another listed entity. To further facilitate the growth and success of this new venture, the Company’s Malaysian subsidiary, LWH Consulting Sdn Bhd, has been paid 5% of the business’ value equivalent to $12,500,000 in shares. This strategic allocation was reflected in the Company’s 2024 Q2 financial results, demonstrating our commitment to expanding our international footprint and leveraging the unique strengths of our regional teams (See Note – 4 “New Pixel Art Business”).

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

3.	PURCHASE OF METAVERSE INNOVATION LABORATORY (THE “PROJECTS”)

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

4.	NEW PIXEL ART BUSINESS

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

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The allowance for doubtful accounts was $0 and $0 as of December 31, 2024 and 2023, respectively.

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

Depreciation expense for the years ended December 31, 2024 and 2023 were nil and nil respectively.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2024 and 2023.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end HKD:US$ exchange rate	7.7634	7.8105
Annual average HKD:US$ exchange rate	7.7870	7.8290

•	Comprehensive income

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

6.	GOING CONCERN UNCERTAINTIES

The Company’s consolidated financial statements as of December 31, 2024 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net income of $12,421,396 for the current year.

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

7.	BUSINESS SEGMENT

The Company considers its business activities to constitute of 1 reportable segment, namely its listing consulting services. The Company’s revenues for the years ended December 31, 2024 and 2023 are $14,000,000 and nil, respectively.

8.	ACCOUNTS AND RETENTION RECEIVABLE

As of December 31, 2024 and 2023, the Company’s account receivable are nil.

9.	PLANT AND EQUIPMENT

The Company has no plant and equipment as of December 31, 2024 and 2023.

10.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2024 and 2023, the Company’s prepaid expenses and other current assets are $110,256 and $64,102, respectively. The Company’s prepaid expenses and other current assets as of December 31, 2024 and 2023 mainly consisted of prepaid expenses.

11.	INTELLIGENTIAL PROPERTY RIGHTS

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

12.	AMOUNT DUE FROM (TO) A RELATED PARTY

As of December 31, 2024 and 2023, the Company do not have any amount due from (to) a related party.

13.	SHAREHOLDERS’ EQUITY

Authorized shares

As of December 31, 2024, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2023: 1,000,000,000 shares of common stock), and 20,000,000 shares of preferred stock also with $0.0001 par value (December 31, 2023: 20,000,000 shares of preferred stock). No other classes of stock are authorized.

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

As of December 31, 2024, no warrants have been exercised.

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

As of December 31, 2024, 563,466,410 common shares were issued and outstanding (December 31, 2023: 503,466,410 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2023: 2,500,000 warrants).

According to RTO accounting, the financial statement presentation has been presented as if the merger had taken place on January 1, 2022. Therefore, the fully diluted shares as of December 31, 2022 is presented as 348,210,000 shares.

14.	INCOME TAX

The provision for income taxes as shown in the accompanying consolidated statements of operations consists of the following:

Years ended December 31,
	2024	2023
Current:
Domestic	$–	$–
Foreign	–	–

Deferred:
Domestic	–	–
Foreign	–	–
Provision for income taxes	$–	$–

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

As of December 31, 2024, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

As of December 31, 2024, the operations in the Malaysia incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized

15.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023

Net income/ (loss) attributable to common shareholders	$12,421,396	$(303,197)

Weighted average common shares outstanding – Basic and diluted	563,466,410	416,663,107

Net income/ (loss) per share – Basic and diluted	$0.02	$(0.00)

16.	PENSION COSTS

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

17.	RELATED PARTY TRANSACTIONS

The Company, after the RTO with Glamourous Group Holding Limited (UK), merged and replaced Glamourous Group Holding Limited (UK) with two Hong Kong entities, Glamourous Holdings International Company Limited and Glamourous Holdings Company Limited (HK) (the “Wholly-owned Subsidiaries”), from Ho Chi WAN, the Company's majority shareholder, Non-Executive Chairman and Director at a nominal value of $1.00 to execute the Company's main operations in Hong Kong. Both Wholly-owned Subsidiaries were of stockholder deficit when acquired by the Company. The excess of the amount paid by the Company for the acquisition of both over the net liabilities is recognized as goodwill. The Company’s Management determines that the Wholly-owned Subsidiaries are operational and are significant for the Company to carry out its operations that are mainly based in Hong Kong. Therefore, no impairment for the goodwill recognized from the abovementioned acquisition. As of December 31, 2024, the Company has no related party transactions

18.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Economic and political risk

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

19.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, the Company has no material commitments or contingencies.

20.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the unaudited consolidated financial statements.

Other than the new appointment of Pengsheng Certified Public Accountants on February 10, 2025, the Company determined that there are no further events to disclose.

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

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and chief financial officer, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Although management believes that these deficiencies do not amount to a material weakness, our internal controls over financial reporting were not effective at December 31, 2024.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with the U.S. GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2024 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

ITEM 9B. OTHER INFORMATION.

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Positions
Man Fai CHENG	57	Chief Executive Officer, Director
Eng Wah KUNG	63	Chief Financial Officer, Secretary, Director
Lap Yan CHEUNG	56	Chief Operating Officer, Director
Ho Chi WAN	45	Non-Executive Chairman, Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Man Fai CHENG, age 57, joined us as our Chief Executive Officer and Director on May 25, 2023.  He holds a Bachelor of Social Science degree from the University of Hong Kong. Mr. Fai is a film director, screenwriter and actor. He entered the Hong Kong film industry in 1995 as a scriptwriter and assistant director in the film “Ten Brothers”. After that, he was involved as a scriptwriter, assistant director and actor in several Stephen Chow movies, including “The King of Comedy”, “The Lucky Guys” and “The God of Cookery”. In 2020, he started to become a film director. His directed movies include “Dragon Battle”, “Swimsuit Queen” and “People Eater”.

Eng Wah KUNG, age 63, joined us as our Chief Financial Officer, Secretary and Director on May 25, 2023.  He holds a First Class Diploma in Hotel Management from Les Roches, Switzerland. He was the General Manager with Hic Inn, Cambodia prior to joining the Company. Mr. Kung has been a general manager for several Southeast Asian hotel operations companies since year 2003, including Nha Trang Lodge, Vietnam and NCL Cambodia Pte Ltd. He has over 33 years in the senior general management position in the Meetings/Incentives/Convention/Exhibition industry. He is responsible for over-seeing the future MICE operations of the Company using his extensive skills, knowledge and experience. In fact, Mr. Kung has established good working relationships with the central governments and local authorities of Cambodia, Vietnam and Malaysia.

Lap Yan CHEUNG, age 56, joined us as our Chief Operating Officer and Director on May 25, 2023. Mr. Cheung has over 32 years of experience in the game industry. In addition to the development of video and PC games, he is also experienced in the marketing, promotion and monetization of mobile and social games. He was the pixel character designer of the world-famous Tamagotchi. He collaborated with Japanese game publisher CAPCOM and mobile phone designer Nokia to release “Street Fighter WAP” game. In 2014, he continued to expand the value of game markets, as he took the mission of promoting e-sports in Southeast Asia as the Vice President of Asia-Pacific E-Sports Association on December 1, 2016.

Ho Chi WAN, aged 45, joined us as our Non-Executive Chairman and Director on May 25, 2023. Ms. Wan has about 20 years of experience in the entertainment industry. She built herself a strong connection with Hong Kong and Mainland artists, media companies, iconic movie directors and scriptwriters of the Hong Kong movie Golden Era, to the latest high-on-demand Mainland short movies, variety shows to beauty pageant organizers. Ms. Wan was awarded numerous distributorships in the past, including a few of the popular Chinese platforms, such as Bigolive - a live streaming platform and social networking app that allows users to broadcast and view live videos, similar to Tiktok, popular among youngsters of the Chinese community. All her connections and renewable distributorships will be put in the Group upcoming.

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

There have not been any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors since December 31, 2024.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2024.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2024 and 2023 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2024, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compen- sation ($)	Total ($)

Man Fai CHENG (1)	2024	0	0	0	0	0
(Chief Executive Officer and Director)	2023	0	0	0	0	0

Eng Wah KUNG (2)	2024	0	0	0	0	0
(Chief Financial Officer, Secretary and Director)	2023	0	0	0	0	0

Lap Yan CHEUNG (3)	2024	0	0	0	0	0
(Chief Operating Officer and Director)	2023	0	0	0	0	0

_______________

(1)	Man Fai CHENG has served as our Chief Executive Officer and Director since May 25, 2023.
(2)	Eng Wah KUNG has served as our Chief Financial Officer, Secretary and Director since May 25, 2023.
(3)	Lap Yan CHEUNG has served as our Chief Operating Officer and Director since May 25, 2023.

Narrative disclosure to Summary Compensation

Our executive officers are not parties to employment agreements with the Company. As the Company matures, we expect to enter into compensation arrangements in the near future.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

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

Compensation of Directors

During our fiscal year ended December 31, 2024, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2024, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2024. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Man Fai CHENG

Eng Wah KUNG

Lap Yan CHEUNG

Ho Chi WAN

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Officers and Directors
Man Fai CHENG (3)	20,000,000	3.55%
Lap Yan CHEUNG (4)	55,000,000	9.76%
Ho Chi WAN (5)	290,000,000	51.47%

All executive officers and directors as a group (3 persons)	365,000,000	64.78%

Shareholders Holding In Excess of 5%
nil

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2024. Applicable percentage ownership is based on 563,466,410 shares of common stock outstanding as of December 31, 2024, and any shares that such person or persons has the right to acquire within 60 days of December 31, 2024, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Unless otherwise noted, the business address of each beneficial owner listed is 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.
(3)	Man Fai CHENG was appointed to serve as our Chief Executive Officer and Director effective May 25, 2023.
(4)	Lap Yan CHEUNG was appointed to serve as our Chief Operation Officer and Director effective May 25, 2023.
(5)	Ho Chi WAN was appointed to serve as our Non-Executive Chairman and Director effective May 25, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2024, and December 31, 2023, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

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

	December 31, 2024	December 31, 2023

Audit fees	$–	$–
Audit related fees	–	–
Tax fees	–	–
All other fees	–	60,000
Total	$–	$60,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

April 2, 2025	LUDUSON G INC.

	By:	/s/ Man Fai CHENG
Man Fai CHENG
Chief Executive Officer

