Form 10-Q
period 2025-03-31
Luduson G Inc.
filed 2025-05-12
CIK 1737193

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-55930

Luduson G Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3184409
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of April 30, 2025, the issuer had 563,466,410 shares of common stock issued and outstanding.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of the Company’s Annual Report for the year ended December 31, 2024 on Form 10-K filed with the SEC on April 02, 2025.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$12,055	$12,055
Inventory, net	–	–
Total Current Assets	12,055	12,055
TOTAL ASSETS	$12,055	$12,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities and other payables	$104,382	$100,858
Total Current Liabilities	104,382	100,858
TOTAL LIABILITIES	104,382	100,858

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 563,466,410 and 563,466,410 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	56,347	56,347
Additional paid-in capital	22,637,764	22,637,764
Accumulated loss	(22,786,438)	(22,782,914)

Shareholders’ Equity	(92,327)	(88,803)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,055	$12,055

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31,
	2025	2024

Revenue	$–	$1,500,000

Cost of revenue	–	–

Gross profit	–	1,500,000

General and administrative expenses	(3,524)	(4,943)
Income from operations	(3,524)	1,495,057

Other income (expense)
Interest income	–	–
Interest expense	–	(29,635)
Asset-based compensation	–	(2,000)
Total other income (expense)	–	(31,635)

Income before income tax provision	(3,524)	1,463,422

Income tax	–	–

Net Income	$(3,524)	$1,463,422

Net income per share
Basic and diluted	$0.00	$0.00

Weighted average shares outstanding
Basic and diluted	563,466,410	507,916,959

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three Months ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$(3,524)	$1,463,422
Adjustments to reconcile net income to net cash provided by operating activities
Stock based compensation	–	(1,500,000)
Changes in assets and liabilities
(Increase) in inventory	–	46,154
(Increase) in other receivables and other current assets	–	(46,154)
Increase in accrued expenses	3,524	6,943
Net cash used in operating activities	–	(29,635)

Cash Flows from Investing Activities:
Purchase of equipment	–	–
Net cash provided by investing activities	–	–

Cash Flows from Financing Activities
Repayment to borrowings	–	–
Proceeds from sale of subsidiaries	–	–
Net cash provided by financing activities	–	–

Effect of foreign currency translation on cash and cash equivalents	–	–
Net increase in cash and cash equivalents	–	(29,635)
Cash and Cash Equivalents
Beginning	12,055	175,002
Ending	$12,055	$145,367

Supplemental Disclosure of Cash Flows
Cash paid during the periods for:
Interest	$–	$29,635
Income taxes	$–	$–

Non-cash investing and financing activities:
Debt converted to common stock	$–	$–
Issuance of common stock for Metaverse Innovation Laboratory as long-term assets	$–	$2,500,000

See accompanying notes to financial statements.

LUDUSON G INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Treasury Stock		Additional		Total
	Number of		Number of		paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	Equity
Balance, December 31, 2023	503,466,410	$50,347	$–	$–	$20,138,264	$(14,342,505)	$5,846,106
Net Income for the year ended December 31, 2024	–	–	–	–	–	(8,440,409)	(8,440,409)
Shares issued for the purchase of Metaverse Innovation Laboratory January 10, 2024	5,000,000	500	–	–	2,499,500	–	2,500,000
Shares issued on April 5, 2024, at par to Mr. Lap Yan CHEUNG, the Company’s COO for the services provided to the Company	55,000,000	5,500	–	–	–	–	5,500
Balance, December 31, 2024	563,466,410	$56,347	–	$–	$22,637,764	$(22,782,914)	$(88,803)
Net income for the 3 months ended March 31, 2025	–	–	–	–	–	(3,524)	(3,524)
Balance, March 31, 2025	563,466,410	$56,347	–	$–	22,637,764	$(22,786,438)	$(92,327)

See accompanying notes to financial statements.

LUDUSON G INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

On September 26, 2023, Glamourous Group Holding Limited (UK) has been merged and replaced with a Hong Kong entity, Glamorous Holdings International Company Limited as part of group restructuring. The Company have also rolled in Glamourous Holdings Company Limited (HK) as part of the group restructuring (together the “Hong Kong Subsidiaries”).

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

On June 28, 2024, the Company launched a collaboration venture focusing on the innovative and dynamic field of Pixel Art with V1-Play Pixel Art, a private business of the Company’s Chief Operating Officer, Yap Lan CHEUNG. V1-Play Pixel Art (https://v1play-hk.odoo.com/), known for its unique blend of technology and creativity, represents a significant growth opportunity for the Company. Our dedicated team has been working diligently to develop and implement this new division, which promises to deliver exceptional value to our stakeholders and elevate the Company's standing in the digital art industry. This new business is estimated to be worth an impressive $250,000,000 and has the potential to be spun off into another listed entity. To further facilitate the growth and success of this new venture, the Company’s Malaysian subsidiary, LWH Consulting Sdn Bhd, has been paid 5% of the business’ value equivalent to $12,500,000 in shares (the “Investment in Unlisted Shares”).

On September 28, 2024, the Company disposed LWH Consulting Sdn Bhd, a former 100% owned subsidiary of the Company as director’s renumeration (see Note – 2 “Roll in of LWH Consulting”).

On December 20, 2024, in line with the Company’s revisited investment focus, the Hong Kong Subsidiaries, along with the Projects and the Investment in Unlisted Shares, were disposed of and replaced by Glamourous Pictures Group Limited to support further growth.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Glamourous Pictures Group Limited (HK)	Hong Kong	Entertainment & Consultancy	10,000 ordinary shares at par value of HKD1.00	100%

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

●      Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 02, 2025.

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

●      Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2025 and December 31, 2024, there were allowances for doubtful debts of nil and nil respectively.

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

Depreciation expense for the three months ended March 31, 2025 and 2024 were nil and nil respectively.

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

●      Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2025 and 2024.

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

NOTE – 4 STOCKHOLDERS’ EQUITY

Authorized shares

As of March 31, 2025, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2023: 1,000,000,000 shares of common stock), and 20,000,000 shares of preferred stock also with $0.0001 par value (December 31, 2023: 20,000,000 shares of preferred stock). No other classes of stock are authorized.

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

As of March 31, 2025, no warrants have been exercised.

Issued and outstanding shares

As of March 31, 2025, 563,466,410 common shares were issued and outstanding (December 31, 2024: 563,466,410 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2024: 2,500,000 warrants).

NOTE – 5 INCOME TAX

As of September 28, 2024, The Company has ceased all operations in Malaysia, as previously disclosed in the most recent Form 10-K. Consequently, the Company did not generate any revenue and incurred net operating losses during the reporting period. Accordingly, no current income tax expense or benefit has been recorded for the three months ended March 31, 2025.

The Company has accumulated net operating loss carryforwards resulting in deferred tax assets. However, due to the uncertainty surrounding future taxable income and the Company's inactive status, management has determined that it is more likely than not that these deferred tax assets will not be realized. As a result, a full valuation allowance has been maintained against the deferred tax assets in accordance with ASC 740.

No material changes in tax laws or rates have occurred during the reporting period that would impact the Company's income tax position. Additionally, the Company has not identified any uncertain tax positions that would require disclosure under ASC 740.

NOTE – 6 RELATED PARTY TRANSACTIONS

As of March 31, 2025, the Company has no related party transactions.

NOTE – 7 COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company has no material commitments or contingencies.

NOTE – 8 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the Pro-forma financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the unaudited pro-forma financial statements.

As of March 31, 2025, the Company has no subsequent events.

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

The description of our business included in this quarterly report is summary in nature and only includes material developments that have occurred since the latest full description. The full discussion of the history and general development of our business is included in “Item 1. Description of Business” section of the Company’s Annual Report on Form 10-K filed with the SEC on April 02, 2025 (the “10-K”), which section is incorporated by reference.

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

Risk Factors

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

Risk Factors Relating to Doing Business in Hong Kong

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

We recorded revenues of $0 (three months ended March 31, 2024: $1,500,000) and incurred no cost of goods sold in the unaudited pro-forma financial statements for the three months ended March 31, 2025 (“1Q2025”) (three months ended March 31, 2024 (“1Q2024”): nil). We recorded nil gross profit in 1Q2025 (gross profit of $1,500,000 in 1Q2024).

We recorded operating expenses of $3,524 in 1Q2025 (1Q2024: $4,943) which comprised of general and administrative expenses.

There was a net loss of $3,524 in 1Q2025 (1Q2024: net income of $1,463,422).

Our total assets as of March 31, 2025 were $12,055 (December 31, 2024: $12,055).

Our total liabilities as of March 31, 2025 were $104,382 (December 31, 2024: $100,858).

As of March 31, 2025 the Company had authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. 563,466,410 shares were issued and outstanding (December 31, 2024: 563,466,410 common shares issued and outstanding), and 2,500,000 warrants to acquire common shares were issued and exercisable (December 31, 2024: 2,500,000 warrants).

We reported an accumulated deficit of $22,786,438 as of March 31, 2025 (December 31, 2024: $22,782,914). We had cash and cash equivalent of $12,055 as of March 31, 2025 (December 31, 2024: $12,055).

Cost of Revenue. There was no cost of revenue as reported in 1Q2025 and 1Q2024.

Gross Profit. There was gross profit of $0 as reported in 1Q2025 (1Q2024: $1,500,000 ).

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $3,524 in 1Q2025 (1Q2024: $4,943).

Income Tax Expense. There were no income tax expenses in 1Q2025 and 1Q2024.

Net Income. We recorded a net loss of $3,524 in 1Q2025 (1Q2024: net income of $1,463,422).

Liquidity and Capital Resources

As of March 31, 2025, the Company has assets of $12,055 (December 31, 2024: $12,055).

In 1Q2025, the Company used net cash of $0 from operating activities, financing and investing activities (1Q2024: $29,635).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that (i) there continues to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended March 31, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Cybersecurity Risk Management and Strategy

While The Company has not yet formally adopted a comprehensive cybersecurity policy and process for assessing, identifying, and managing material risks from cybersecurity threats, the Company acknowledges the increasing threats posed by cyber-attacks, data breaches, ransomware, and other forms of malicious cyber activity. As a result, cybersecurity remains an area of focus, and the Company is taking steps to mitigate risks to its systems, data, and operations. The Company has not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Currently, the Company addresses cybersecurity through the following general practices:

Risk Awareness and Monitoring:

The Company is actively monitoring potential cybersecurity risks, including external cyber threats and internal vulnerabilities, using available resources and tools. We are committed to keeping abreast of emerging cybersecurity trends to better identify and assess risks to our systems.

Internal Practices:

The Company enforces basic security measures within the organization, such as password protocols, access controls, and employee awareness regarding secure data handling. Employees are encouraged to be vigilant about cybersecurity threats, including phishing and unauthorized access attempts.

Incident Response Preparedness:

Although a formalized response plan has not yet been adopted, the Company is aware of the importance of being prepared for potential cybersecurity incidents. The Company is taking steps to develop an incident response framework to ensure a timely and effective reaction in the event of a cyber breach.

Third-Party Risk Management:

The Company acknowledges the need to assess the cybersecurity practices of third-party vendors and service providers that have access to the Company’s systems or data. We are in the process of establishing better practices for evaluating the cybersecurity standards of these third parties.

Cybersecurity Incidents

As of the date of this filing, the Company has not experienced any material cybersecurity incidents, such as data breaches, cyber-attacks, or other disruptions to operations. However, the Company recognizes that cyber threats are ever-present and evolving, and we continue to monitor the situation carefully.

Cybersecurity Policy Development

The Company intends to adopt a formal Cybersecurity Policy in the near future. This policy will be designed to address the increasing cybersecurity risks and provide a structured approach for safeguarding Company data, protecting systems, and ensuring compliance with relevant regulations. the Company plans to implement best practices, invest in security technologies, and develop an internal framework for preventing and responding to potential cyber threats.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Appointment of New Auditor

On February 10, 2025, the Company’s Board of Directors approved the engagement of Pengsheng Certified Public Accountants as the Company’s new independent auditor for the fiscal year ending December 31, 2025. The appointment of Pengsheng Certified Public Accountants was made to support the Company’s continued growth and financial reporting needs.

There were no disagreements or reportable events with the Company’s prior auditor on any matter of accounting principles, financial statement disclosure, or auditing scope or procedures that would have caused the prior auditor to make reference to such matters in its reports.

Officer & Director Trading Policy

The Company has not yet adopted a formal Officer and Director Trading Policy. However, we recognize the importance of having clear guidelines for the trading of Company securities by our directors, officers, and employees.

In the absence of a formal policy, the Company relies on the provisions of federal securities laws, which prohibit trading by insiders based on material nonpublic information (MNPI). Directors, officers, and employees are advised to exercise caution when engaging in transactions involving the Company’s securities and are reminded of their obligations to comply with all applicable laws and regulations.

In the future, the Company intends to formalize an Officer and Director Trading Policy, which will address, among other things:

Blackout Periods: Restrictions on trading during certain periods, particularly before the release of financial results or material events.

Pre-clearance of Transactions: Requirements for approval of transactions by Company officers before trading.

Restrictions on Speculative Transactions: Prohibitions on activities such as short selling or margin trading.

While a formal policy has not yet been implemented, we are committed to developing appropriate guidelines to enhance governance and reduce legal and reputational risks related to insider trading.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has not yet adopted a formal Insider Trading Policy. However, we recognize the need for such a policy to ensure compliance with applicable federal securities laws that prohibit trading on the basis of material nonpublic information (MNPI).

Until a formal policy is in place, the Company’s directors, officers, and employees are required to adhere to the following general principles regarding insider trading:

Material Nonpublic Information (MNPI):

Trading in the Company’s securities based on material nonpublic information is strictly prohibited. Material information is any information that could affect the price of the Company’s securities and that has not been disclosed to the public.

Prohibition Against Tipping:

Insiders are prohibited from sharing material nonpublic information with others who may use it to trade in the Company’s securities.

Legal Consequences:

Violations of insider trading laws can result in severe civil and criminal penalties. The Company urges all insiders to avoid any actions that could lead to insider trading or the appearance of improper conduct.

The Company is in the process of evaluating the adoption of a formal Insider Trading Policy, which will be designed to prevent insider trading and to protect the Company and its employees from legal and regulatory risks. We expect to adopt this policy in the near future.

Grants of Options and Similar Equity Awards

During the quarter ended March 31, 2025, the Company did not grant any stock options, restricted stock units, or other similar equity awards to any named executive officer or director.

The Company maintains policies and procedures designed to prevent the granting of equity awards while in possession of material nonpublic information (“MNPI”).

Equity awards, if and when granted, are generally made during open trading windows following the public release of financial results, and require confirmation that recipients are not aware of any MNPI at the time of the grant.

The Company does not have a practice of timing the grant of equity awards to coincide with the release of MNPI.

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

Luduson G Inc. Registrant

Date: May 12, 2025	By:	/s/ Man Fai Cheng
Man Fai Cheng
(Director and Chief Executive Officer)

Luduson G Inc. Registrant

Date: May 12, 2025	By:	/s/ Eng Wah Kung
Eng Wah Kung
(Director and Chief Financial Officer)

