Form 10-K/A
period 2024-12-31
Aphoenity International Holdings Inc.
filed 2026-04-10
CIK 1737193

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

Commission file number: 000-55999

APHOENITY INTERNATIONAL HOLDINGS INC.

(previously known as Luduson G Inc.).

(Exact name of registrant as specified in its charter)

wyoming	82-3184409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

35/F, Central Plaza, 18 Harbour Road
Wanchai, Hong Kong	999077
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of April 10, 2026
Common Stock, $0.0001 par value per share	563,466,410 shares

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2023 was approximately $1,211,020.

EXPLANATORY NOTE

Luduson G Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2025 (the “Original 2024 Form 10-K”). The purpose of this Amendment No. 1 is to revise the financial statements under Item 8 and provide the report of independent registered public accounting firm. This Amendment No. 1 also amend, modify and update other information in the Original 2024 Form 10-K, and reflect events occurring after the filing of the Original 2024 Form 10-K.

i

ii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A Amendment No. 1 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K/A Amendment No. 1 including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section herein.

Consequently, all of the forward-looking statements made in this Form 10-K/A Amendment No. 1 are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

We were incorporated under the laws of the State of Delaware on March 6, 2014, under the name “Jovanovic-Steele, Inc.” Our name was changed to Baja Custom Designs, Inc. on November 30, 2017. On May 8, 2020, we acquired Luduson Holding Company Limited, a limited liability company organized under the laws of British Virgin Islands (“LHCL”). The acquisition was originally for entering into the gaming technology business. The Company’s name was further changed to Luduson G Inc. (“Luduson” or “LDSN”) on July 15, 2020. However, we disposed LHCL on May 29, 2023 due to a realignment of the Company’s business direction.

On May 24, 2023, we entered into a Share Exchange Arrangement to acquire Glamourous Group Holding Limited (“GGHI”), a limited liability company incorporated in the United Kingdom of England and Wales by the issuance of 320,000,000 common shares to Ho Chi Wan, the sole shareholder of GGHI. The Company issued an equivalent of 91.9% fully diluted shares to the business owner of GGHI, Ms. Ho Chi Wan, in exchange for 100% of GGHI shares and its whole operation. After such a transaction, Ms. Wan gained control of the Company and in effect completed a business combination of GGHI with the Company, resulting in a reverse acquisition (the “Reverse Acquisition”). The acquisition was completed on July 06, 2023.

On September 26, 2023, the Company underwent a group restructuring (the “Group Restructuring”), where GGHI was struck off and disposed of, and where Glamorous Holdings International Company Limited and Glamourous Holdings Company Limited (HK) (together the “Hong Kong Subsidiaries”) were acquired from Ms. Ho Chi Wan. The Hong Kong Subsidiaries were 100% owned by Ms. Ho Chi Wan prior to the Group Restructuring and are considered common control.

On March 28, 2024, the Company acquired LWH Consulting Sdn Bhd (“LWH Consulting”), a limited liability company incorporated in Malaysia, at no consideration to carry out the provision of listing consulting services for clients with business interests in the Greater Bay Area in China and other parts of the world and assisting them to achieve the largest market value for listing in a short period. On September 28, 2024, the Company disposed LWH Consulting to Ms. Ho Chi Wan.

In line with the Company’s revisited investment focus, the Hong Kong Subsidiaries were disposed of on December 20, 2024, to Ms. Ho Chi Wan. Glamourous Pictures Group Limited was acquired from Mr. Man Fai Cheng, the Company’s Chief Executive Officer.

On August 26, 2025, the Company’s Board of Directors approved a reverse stock split of its common stocks issued and outstanding at a ratio of one (1) new share for every one thousand (1,000) old shares then-held by each shareholders (the “Reverse Stock Split”). This approval is still subject to FINRA clearance. Any fractional shares that would otherwise result shall be rounded up to the nearest higher whole share. The Reverse Stock Split did not reduce the number of authorized shares of the common stock and the par value of the Company’s ordinary shares remains to be USD 0.0001 per share.

On October 1, 2025, the Company effected a business combination with Aphoenity International Holdings Inc, a Wyoming entity, which subsequently succeeded the prior Delaware entity as holding company of the group structure. Aphoenity International Holdings Inc’s board of directors and officers are composed of the same members as Luduson G Inc., and its shareholding structure is identical to Luduson G Inc. at the time it succeeded Luduson G Inc. as holding company of the group structure.

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

History

We were established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. (“PSD”). PSD and its subsidiary, Jovanovic-Steele, were in the real estate development business, and the real estate crash and the recession of 2008 made it impossible for them to obtain the financing needed to carry on their projects. In 2010, PSD filed for chapter 11 bankruptcy protection. The U.S. Bankruptcy Court for the Southern District of California ordered the incorporation of the Company and the distribution of the following securities:

•	80,000 shares of the Company’s common stock were distributed to all general unsecured creditors of PSD on a pro rata basis according to amount of debt held;

•	500,000 shares of the Company’s common stock were distributed to all administrative creditors of PSD, with these creditors receiving one share of common stock in the Company for each $0.10 of PSD’s administrative debt held;

•	2,500,000 common stock purchase warrants of the Company were distributed to all administrative creditors of PSD, with these creditors receiving five common stock purchase warrants of the Company for each $0.10 of PSD’s administrative debt held. The 2,500,000 warrants consisted of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2020.

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

Upon the consummation of the sale of the Shares, Linda Masters, the Company’s then Chief Executive Officer, President and director, and Kathleen Chula, the Company’s then Vice President and Director, resigned from all of their positions with the Company, effective April 15, 2020. Their resignations were not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Reverse Acquisition and Spin-Out

On May 29, 2023, the Company disposed of LHCL to Mr. Lan CHAN, a substantial shareholder of the Company at a consideration of $2,821. There was no gain or loss arising from the disposal.

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

The Company issued an equivalent of 91.9% fully diluted shares to the business owner of the GGHI, Ms Ho Chi Wan, in exchange for 100% of the Target and the whole operation. After such a transaction, Ms Wan gained control of the Company and in effect completed a business combination of the Target with the Company, resulting in a reverse acquisition (the “Reverse Acquisition”). Glamourous Group Holding Limited includes an experienced team with full employment contracts, expertise, and customer and supplier list, but has immaterial tangible assets and liabilities. The estimated NAV is foreseen to create a big profit for the Company, with more than 1,000 Greater China influencers having a very dominant track record in the Hong Kong movie industry.

Group Restructuring

On September 26, 2023, the Company underwent a group restructuring (the “Group Restructuring”), where GGHI was struck off and disposed of, and where Glamorous Holdings International Company Limited and Glamourous Holdings Company Limited (HK) (together the “Hong Kong Subsidiaries”) were acquired from Ms. Ho Chi Wan. The Hong Kong Subsidiaries were 100% owned by Ms. Ho Chi Wan prior to the Group Restructuring and are considered common control. On March 28, 2024, the Company acquired LWH Consulting Sdn Bhd (“LWH Consulting”), a limited liability company incorporated in Malaysia, at no consideration to carry out the provision of listing consulting services for clients with business interests in the Greater Bay Area in China and other parts of the world and assisting them to achieve the largest market value for listing in a short period. On September 28, 2024, the Company disposed LWH Consulting to Ms. Ho Chi Wan. In line with the Company’s revisited investment focus, the Hong Kong Subsidiaries were disposed of on December 20, 2024 to Ms. Ho Chi Wan. Glamourous Pictures Group Limited was acquired at no consideration from Mr. Man Fai Cheng, the Company’s Chief Executive Officer.

On October 1, 2025, the Company effected a business combination with Aphoenity International Holdings Inc, a Wyoming entity, which subsequently succeeded the prior Delaware entity as holding company of the group structure. Aphoenity International Holdings Inc’s board of directors and officers are composed of the same members as Luduson G Inc., and its shareholding structure is identical to Luduson G Inc. at the time it succeeded Luduson G Inc. as holding company of the group structure.

The Company is continuously refining the stages of its restructuring plan, focusing on optimizing operations and enhancing strategic initiatives to drive sustainable growth. As part of this transformation, we are actively evaluating new opportunities and aligning our resources to strengthen our market position. In line with these efforts, we will be introducing fresh leadership and innovative perspectives to propel the Company forward. We anticipate announcing our new strategic direction in the coming months, marking a significant step in our evolution and commitment to long-term success.

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

Our Strategies

As The Company expands its business scope from entertainment into boutique listing consulting, a strategic approach is essential to leverage its existing network and industry expertise. The Company will capitalize on its well-established connections in the entertainment sector to attract high-profile clients and niche businesses seeking personalized listing consulting. By integrating entertainment-driven engagement strategies with corporate advisory services, the Company can offer unique branding and marketing solutions that differentiate its consulting services from traditional firms. Additionally, fostering partnerships with financial institutions, investors, and regulatory bodies will enhance credibility and streamline the listing process for clients.

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

Most importantly, the Company. will emphasize long-term relationship-building with its clients by offering ongoing advisory support beyond the listing phase. By integrating interactive content, virtual investor roadshows, and engagement-driven experiences, the company can ensure sustained investor interest and brand loyalty for its clients. Additionally, expanding its consulting reach into international markets through strategic alliances and localized expertise will drive business growth. Through a combination of entertainment-driven engagement, financial expertise, and a global outlook, the Company is poised to redefine boutique listing consulting with an innovative and client-centric approach.

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

COMPETITION

The boutique listing consulting market in South-East Asia is highly competitive, with a mix of global financial advisory firms, specialized local consultancies, and investment banks offering listing advisory services. Established firms such as the “Big Four” accounting companies and major financial institutions dominate the industry with extensive experience in IPO advisory, regulatory compliance, and investor relations. Their strong brand recognition, deep market expertise, and established networks with stock exchanges and institutional investors create a high entry barrier for new players. However, these firms often focus on large-scale corporate clients, leaving opportunities for boutique consultancies like us, to cater to niche businesses and emerging companies that require more personalized and strategic guidance.

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

Technology-driven consulting firms are also emerging as key competitors, leveraging AI-driven analytics, blockchain-based financial solutions, and digital marketing tools to optimize the listing process. These firms use data-driven insights to help companies navigate valuation, investor targeting, and regulatory challenges with greater precision. To stay competitive, we must integrate digital tools into our consulting framework, utilizing data analytics, virtual investor roadshows, and digital storytelling to enhance client visibility and engagement. By combining traditional listing expertise with innovative digital strategies, the Company can carve out a unique niche in the competitive Asian market.

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

EMPLOYEES

As of April 10, 2026, we do not have any full time employees:

We work with our consultants in their specific area of expertise on a contractual basis as they are not employees of the Company.

GOVERNMENT AND INDUSTRY REGULATIONS

The Company, through its operating entity in Malaysia, is subject to various government and industrial regulations that govern its business operations. Malaysia has a well-established regulatory framework that promotes a conducive environment for businesses while ensuring compliance with statutory requirements. The company operates in accordance with the relevant laws and regulations enforced by Malaysian authorities, including but not limited to the Companies Act 2016, the Income Tax Act 1967, and the Employment Act 1955.

The Companies Act 2016 governs the incorporation, management, and operations of companies in Malaysia. The Company adheres to the requirements related to corporate governance, financial reporting, and disclosure to ensure transparency and accountability in its business dealings. The Income Tax Act 1967 mandates the company to comply with tax obligations, including timely filing of tax returns and payment of taxes, ensuring adherence to the country’s tax regime. In 2024, Malaysia’s tax landscape continues to evolve, with the government implementing measures to enhance tax compliance and revenue collection. Key developments include the introduction of the e-Invoicing system for selected taxpayers, aimed at improving tax administration efficiency and reducing tax evasion. Additionally, corporate tax rates remain at 24%, with certain incentives available for businesses in high-value sectors and technology-driven industries. The Company. remains vigilant in adapting to these changes and fulfilling its tax obligations in line with the updated regulations.

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

Regulations Relating to Foreign Exchange and Dividend Distribution

Foreign Exchange Regulations

The Company, through its Hong Kong intermediate holding entity, is subject to regulations governing foreign exchange controls and dividend distribution in the jurisdictions where it operates. In Hong Kong, there are generally no foreign exchange controls, and funds can be freely remitted in and out of the region. This facilitates the distribution of dividends from the Hong Kong holding entity to the Company and other shareholders. However, dividend payments from subsidiaries operating in other jurisdictions may be subject to local foreign exchange restrictions, withholding taxes, and regulatory approvals. The Company and its Hong Kong intermediate holding entity must ensure compliance with applicable laws and tax regulations in each operating jurisdiction to ensure the smooth repatriation of profits and distribution of dividends. Proper tax planning and adherence to local statutory requirements are essential to mitigate any potential risks and ensure regulatory compliance across the group structure.

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

SEASONALITY

The consulting business in South-East Asia, including key markets like Malaysia and Singapore, experiences notable seasonality driven by cultural, economic, and business cycles. The first quarter often sees slower activity due to the Chinese New Year, which causes a temporary lull in business operations as many clients scale back engagements. Conversely, the second and third quarters generally see a surge in demand as companies refocus on growth initiatives and budget utilization after the holiday period. This is particularly evident in Singapore’s financial and professional services sectors, where mid-year strategy reviews and compliance deadlines fuel consulting needs. In Malaysia, demand often picks up around the government’s fiscal planning period and before the announcement of the national budget. The fourth quarter tends to be a mixed period; while some businesses rush to complete projects before the year-end, others adopt a wait-and-see approach due to budget constraints and preparations for the holiday season. Additionally, the region’s reliance on tourism, manufacturing, and export-oriented sectors can amplify seasonal variations, especially during global economic shifts and peak travel seasons.

INSURANCE

Insurance for consulting businesses in Southeast Asia, including but not limited to Malaysia and Singapore, plays a crucial role in safeguarding firms against various operational risks. Consulting businesses often face potential liabilities arising from professional errors, omissions, or client dissatisfaction, making Professional Indemnity Insurance a critical coverage. This type of insurance protects against legal costs and claims resulting from professional negligence. Additionally, Public Liability Insurance is essential, as it covers third-party injuries or property damage occurring in the course of business operations. In Malaysia, insurance requirements may vary based on the consulting sector and licensing bodies, while in Singapore, businesses are encouraged to maintain comprehensive coverage, especially in industries dealing with financial or legal advisory . With the region’s rapid economic development and growing regulatory frameworks, consulting firms increasingly seek Business Interruption Insurance and Cyber Liability Insurance to mitigate risks associated with data breaches and operational disruptions. As cross-border consulting activities expand, policies offering regional coverage have become more popular, ensuring businesses remain protected across multiple Southeast Asian markets.

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

AVAILABLE INFORMATION

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.luduson.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The reports will be provided at no cost to the requester. Each request for these reports should be made to Aphoenity International Holdings Inc., Attention: Secretary, 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong.

Dynamic Stock Transfer, Inc. located at 15233 Ventura Blvd., Suite 710, Sherman Oaks, CA, 91403, telephone number (213) 667-0197 , serves as our stock transfer agent.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this document in evaluating our company and its business before purchasing shares of our company’s common stock. You could lose all or part of your investment due to any of these risks.

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

Our future performance depends to a significant degree upon the continued service of key members of management as well as well-connected Consultants and Key Personnel

We are dependent upon the continued service of Mr. Chun Fong SIM (“Mr. SIM”) , our Chief Executive Officer and Director, and Mr. Eng Wah KUNG (“Mr. KUNG”), our Chief Financial Officer, Secretary and Director. The loss of Messrs. SIM or KUNG or one or more of our other key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and product development personnel. We expect to establish an incentive compensation plan for our key personnel to retain their services. We have experienced intense competition for personnel, and we cannot assure you that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

Ho Chi WAN, our director and Non-Executive Chairman, beneficially owns approximately or has the right to vote 51.47% of our outstanding common stock. As a result, Ms WAN has a substantial voting power in all matters submitted to our stockholders for approval including:

•	Election of our board of directors;
•	Removal of any of our directors or officers;
•	Amendment of our Amended Certificate of Incorporation or Bylaws;
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of her ownership and position, Ms WAN is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Ms WAN’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. There are uncertainties and potential challenges a Malaysian company could face under the Holding Foreign Companies Accountable Act (HFCAA) that. may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act (HFCAA) requires that the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect and investigate the audit work and practices of public accounting firms for issuers listed on U.S. stock exchanges. If a company’s auditor is based in a jurisdiction where PCAOB is unable to conduct inspections for three consecutive years, the company risks delisting from U.S. securities exchanges. Malaysian companies, particularly those with local auditors unfamiliar with U.S. audit oversight requirements or those operating in an environment where local regulations restrict access to certain audit work papers, may face significant compliance challenges. There is uncertainty as to whether Malaysian authorities will fully cooperate with PCAOB inspection requirements, as Malaysia’s regulatory and confidentiality laws regarding audit practices could potentially conflict with U.S. standards. Any failure by our previous Malaysian auditors to comply with PCAOB inspection requests could result in our company being identified as non-compliant under the HFCAA, leading to potential trading prohibitions or delisting from U.S. exchanges, which could adversely affect the liquidity and value of our securities and restrict our access to U.S. capital markets.

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

The combination of stricter domestic regulations in Malaysia and potential additional scrutiny by U.S. authorities may significantly increase our compliance costs, require the enhancement of our internal compliance systems, and divert management attention from our core business activities. Failure to comply with any newly introduced regulations or disclosure requirements could result in fines, sanctions, reputational damage, or other adverse outcomes, all of which could negatively affect our business operations, financial performance, and the value of our securities.

We face uncertainty with respect to indirect transfers of equity interests in Malaysia resident enterprises by their non-Malaysia holding companies.

We may face regulatory uncertainty with respect to the transfer of equity interests in our Malaysian operating entity held indirectly through our non-Malaysia holding companies, including our intermediate holding entity in Hong Kong. Malaysia’s legal and regulatory framework governing mergers, acquisitions, and the indirect transfer of ownership interests in resident enterprises by foreign entities is complex and subject to interpretation and administrative discretion. Transactions involving offshore transfers of shares or changes in control of non-resident holding entities with underlying Malaysian subsidiary could trigger reporting requirements, tax implications, or regulatory approvals under Malaysian law, including under the Financial Services Act 2013, Income Tax Act 1967, and guidelines issued by Bank Negara Malaysia (BNM) and other authorities.

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

Any uncertainty or adverse interpretation regarding indirect transfers of our Malaysian equity interests by our offshore holding companies could increase transaction costs, introduce delays in executing corporate restructurings, or limit our ability to efficiently transfer ownership stakes to potential investors. Furthermore, such regulatory uncertainty could adversely affect the valuation and liquidity of our interests in the Malaysian market, which may reduce the attractiveness of our business to foreign investors and impair our ability to raise capital. These factors could materially and adversely affect our business, financial condition, and shareholders’ investment returns.

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

Our Malaysia subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

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

Our common stock may become subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute “penny stock” is if has a market price of less than $5.00 per share, subject to certain exceptions. While the market price of our common stock is currently above $5.00, there can be no assurance that are price will consistently remain above $5.00, given the lack of liquidity in our stock. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Delaware state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Delaware’s business combination law which prohibits certain business combinations between Delaware corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Delaware law, an “interested stockholder” is any person who is the beneficial owner, directly or indirectly, of fifteen percent or more of the voting power of the outstanding voting shares of the corporation. A corporation is subject to Delaware’s business combination law if it has more than 2000 stockholders or has its securities listed on a national securities exchange. The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

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

ITEM 2. PROPERTIES.

Our corporate office is located at 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong. The office is provided to the Company by the director of the Company free of charge.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Shares of our common stock are quoted on the OTCID Market under the symbol “LDSN”. Shares of our common stock began trading on April 1, 2020. As of April 10, 2026, the last closing price of our securities was $0.0011, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

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

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. References to “Malaysian Ringgit” or “MYR” are to the legal currency of Malaysia. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of shareholders’ equity.

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

Monetary authorities across Southeast Asia, including Bank Negara Malaysia and the Monetary Authority of Singapore, have adjusted their policies in response to persistent inflationary pressures and broader macroeconomic developments. The rise in interest rates presents a potential risk to the Company, as it may increase the cost of borrowing, constrain access to affordable financing, and influence the capital expenditure decisions of our clients. These dynamics could result in delays, deferrals, or reductions in consulting project engagements, thereby impacting the Company’s revenue streams.

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

Results of Operations

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our consolidated financial statements for the year ended December 31, 2024, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2023 as a result of COVID-19 and rising interest rates. Business closures in South-East Asia and limitations on business operations arising from volatile interest rates has significantly disrupted our ability to generate revenues and cash flow during the fiscal year 2024.

The success of our business strategy is dependent in part upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included advance from stockholders and affiliates. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We anticipate to continuing to rely on equity sales of our common shares and shareholder loans while improving our revenue in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

Comparison of the years ended December 31, 2024 and December 31, 2023

The following table sets forth certain operational data for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Revenues, net	$–	$–
Cost of revenue	–	–
Gross profit	–	–
Total operating expenses	(702,499)	(844,429)
Operating loss	(702,499)	(844,429)
Other expenses	(62,035)	(1,652,131)
Loss from continuing operations	(764,534)	(2,496,560)
Loss from discontinued operations	(46,353)	(139,669)
Net loss	(810,887)	(2,636,229)

Revenue. We generated $0 revenues for the years ended December 31, 2024 and 2023.

Cost of Revenue. Cost of revenue was $0 for the years ended December 31, 2024 and 2023.

Gross Profit. Gross profit was $0 for the years ended December 31, 2024 and 2023.

Operating Expenses. We incurred operating expenses of $702,499 and $844,429 for the years ended December 31, 2024 and 2023, respectively. Operating expenses for the two years consisted of general and administrative expenses.

Income Tax Expense. Our income tax expenses for the years ended December 31, 2024 and 2023 was $0 and $0, respectively.

Net Loss. We incurred a net loss of $810,887 and $2,636,229 for the years ended December 31, 2024 and 2023, respectively. Loss from continuing operations was $764,534 and $2,496,560 for the years ended December 31, 2024 and 2023, respectively. The decrease in loss from continuing operations is primarily attributable to the decrease in other expenses in the year ended December 31, 2024. Loss from discontinued operations was $46,353 and $139,669 for the years ended December 31, 2024 and 2023, respectively. The decrease in loss from discontinued operations is primarily attributable to the decrease in operating expense in the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had cash and cash equivalents of $12,055 and $215,425, respectively.

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

Going Concern Uncertainties

The Company has incurred a net loss of $810,887 for the current year. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital and the continued financial support from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors might lose all of their investment.

The following table sets forth cash flow data for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023
Net cash used in operating activities	$(47,803)	$(148,653)
Net cash (used in) provided by investing activities	(124,286)	298,438
Net cash (used in) provided by financing activities	(31,281)	53,585

Net Cash Used in Operating Activities.

For the year ended December 31, 2024, net cash used in operating activities was $47,803, which consisted primarily of a net loss of $810,887, decreased by impairment in assets of $62,035, stock-based compensation of $682,382, increase in accrued liabilities and other payables of $25,077, and increased by net cash used in operating activities from discontinued operations of $52,763.

For the year ended December 31, 2023, net cash used in operating activities was $148,653, which consisted primarily of a net loss of $2,636,229, decreased by impairment in assets of $372,208, stock-based compensation of $823,529, loss on debt extinguishment of $1,279,923, increase in accrued liabilities and other payables of $5,506, and increased by net cash used in operating activities from discontinued operations of $133,259.

Net Cash (Used In) Provided by Investing Activities.

For the year ended December 31, 2024, net cash used in investing activities was $124,286, which consisted of net cash used in investing activities from discontinued operations of $124,286.

For the year ended December 31, 2023, net cash provided by investing activities was $298,438, which consisted of net cash provided by investing activities from discontinued operations of $298,438.

Net Cash (Used In) Provided by Financing Activities.

For the year ended December 31, 2024, net cash used in financing activities was $31,281, which consisted primarily of proceeds from related party of $9,143 and net cash used in financing activities from discontinued operations of $40,424.

For the year ended December 31, 2023, net cash provided by financing activities was $53,585, which consisted primarily of proceeds from related parties of $4,994 and net cash provided by financing activities from discontinued operations of $48,591.

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

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in “Note 2 - Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

APHOENITY INTERNATIONAL HOLDINGS INC.

Aka LUDUSON G INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Aphoenity International Holdings Inc. (Previously known as Luduson G Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aphoenity International Holdings Inc. (Previously known as Luduson G Inc.) and its subsidiary (collectively referred to as the “Company”) as of December 31, 2024 and 2023, the related consolidated statement of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred loss from operation, net current liability and has deficit on total equity that raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Onestop Assurance PAC

We have served as the Company’s auditor since 2025

Singapore

April 10, 2026

APHOENITY INTERNATIONAL HOLDINGS INC.

aka LUDUSON G INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2024	2023
ASSETS
Current asset:
Cash and cash equivalents	$12,055	$12,055
Assets related to discontinued operations-current	–	203,370
Total current assets	12,055	215,425

TOTAL ASSETS	$12,055	$215,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$108,762	$83,685
Due to related parties	14,137	4,994
Liability related to discontinued operations-current	–	42,302
Total current liabilities	122,899	130,981

Non-current liabilities
Liability related to discontinued operations-non-current	–	1,106,894
Total non-current liabilities	–	1,106,894

TOTAL LIABILITIES	122,899	1,237,875

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2024 and at December 31, 2023, 563,466,410 and 503,466,410 shares issued and outstanding at December 31, 2024 and 2023, respectively	56,347	50,347
Additional paid-in capital	3,629,925	1,913,432
Accumulated deficit	(3,797,116)	(2,986,229)

Shareholders’ equity	(110,844)	(1,022,450)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,055	$215,425

See accompanying notes to consolidated financial statements.

APHOENITY INTERNATIONAL HOLDINGS INC.

Aka LUDUSON G INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Revenue, net	$–	$–

Cost of revenue	–	–

Gross profit	–	–

Operating expenses:
General and administrative expenses	(702,499)	(844,429)
Total operating expenses	(702,499)	(844,429)

Operating loss	(702,499)	(844,429)

Other (expenses) income:
Impairment in assets	(62,035)	(372,208)
Loss on debt extinguishment	–	(1,279,923)
Total other expenses	(62,035)	(1,652,131)

Loss from continuing operations before income taxes	(764,534)	(2,496,560)

Income tax expense	–	–

Loss from continuing operations	(764,534)	(2,496,560)

Discontinued operations
Loss from discontinued operations	(46,353)	(139,669)

NET LOSS	(810,887)	(2,636,229)

Foreign currency translation loss	–	–

COMPREHENSIVE LOSS	$(810,887)	$(2,636,229)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and diluted	548,903,568	413,704,203

See accompanying notes to consolidated financial statements.

APHOENITY INTERNATIONAL HOLDINGS INC.

Aka LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	capital	deficit	equity

Balance, December 31, 2022	348,210,000	$34,821	–	$–	$249,056	$(350,000)	$(66,123)
Net loss for the year ended December 31, 2023	–	–	–	–	–	(2,636,229)	(2,636,229)
Shares issued as debt conversion July 12, 2023	34,820,000	3,482	–	–	428,528	–	432,010
Shares issued as debt conversion July 13, 2023	12,180,000	1,218	–	–	149,899	–	151,117
Shares issued as stock compensation July 18, 2023	50,256,410	5,026	–	–	618,503	–	623,529
Shares issued as debt conversion July 31, 2023	20,000,000	2,000	–	–	246,139	–	248,139
Shares issued as debt conversion August 1, 2023	35,000,000	3,500	–	–	430,743	–	434,243
Transfer to treasury stock August 15, 2023	(30,000,000)	(3,000)	30,000,000	3,000	–	–	–
Shares issued as price $0.2 as stock compensation August 22, 2023	1,000,000	100	–	–	199,900	–	200,000
Treasury stock was given for the purchase of 25 movie intelligent properties September 21, 2023	30,000,000	3,000	(30,000,000)	(3,000)	372,208	–	372,208
Shares issued as debt conversion November 16, 2023	2,000,000	200	–	–	24,614	–	24,814
Effect of acquisition of subsidiaries	–	–	–	–	(806,158)	–	(806,158)

Balance, December 31, 2023	503,466,410	$50,347	–	$–	$1,913,432	$(2,986,229)	$(1,022,450)
Net loss for the year ended December 31, 2024	–	–	–	–	–	(810,887)	(810,887)
Shares issued on January 10, 2024, for the purchase of Metaverse Innovation Laboratory	5,000,000	500	–	–	61,535	–	62,035
Shares issued on April 5, 2024, at par to Mr. Lap Yan CHEUNG, the Company’s COO for the services provided to the Company	55,000,000	5,500	–	–	676,882	–	682,382
Effect of disposal of subsidiaries	–	–	–	–	978,076		978,076

Balance, December 31, 2024	563,466,410	$56,347	–	$–	$3,629,925	$(3,797,116)	$(110,844)

See accompanying notes to consolidated financial statements.

APHOENITY INTERNATIONAL HOLDINGS INC.

Aka LUDUSON G INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(810,887)	$(2,636,229)
Net loss from discontinued operations	(46,353)	(139,669)
Net loss from continuing operations	(764,534)	(2,496,560)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment in assets	62,035	372,208
Stock based compensation	682,382	823,529
Loss on debt extinguishment	–	1,279,923
Changes in operating assets and liabilities
Increase in accrued liabilities and other payables	25,077	5,506
Net cash provided by (used in) operating activities from continuing operations	4,960	(15,394)
Net cash used in operating activities from discontinued operations	(52,763)	(133,259)

Cash flows from investing activities:
Net cash provided by (used in) investing activities from continuing operations	–	–
Net cash (used in) provided by investing activities from discontinued operations	(124,286)	298,438

Cash flows from financing activities:
Proceeds from related parties	9,143	4,994
Net cash provided by financing activities from continuing operations	9,143	4,994
Net cash (used in) provided by financing activities from discontinued operations	(40,424)	48,591

Effect of change in exchange rate	–	–

Net (decrease) increase in cash and cash equivalents	(203,370)	203,370
Cash and cash equivalents, beginning of year	215,425	12,055
Cash and cash equivalents, end of year	$12,055	$215,425

Supplementary disclosure of significant non-cash transaction:
Loss on debt extinguishment	$–	$1,279,923

Supplementary disclosure of cash flow information:
Income taxes paid	$–	$–
Interest paid	$38,661	$23,013

See accompanying notes to consolidated financial statements.

APHOENITY INTERNATIONAL HOLDINGS INC.

Aka LUDUSON G INC.

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

On May 29, 2023, the Company disposed of LHCL to Mr. Lan CHAN, a substantial shareholder of the Company at a consideration of $2,821. There was no gain or loss arising from the disposal.

On July 06, 2023, the Company completed the Reverse Takeover of Glamourous Group Holding Limited (“GGHI”), a limited liability company incorporated in the United Kingdom of England and Wales, by the issuance of 320,000,000 common shares to Ho Chi Wan, the sole shareholder of GGHI. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act.

The Company issued an equivalent of 91.9% fully diluted shares to the business owner of GGHI, Ms. Ho Chi Wan, in exchange for 100% of GGHI shares and its whole operation. After such a transaction, Ms. Wan gained control of the Company and in effect completed a business combination of GGHI with the Company, resulting in a reverse acquisition (the “Reverse Acquisition”). GGHI includes an experienced team with full employment contracts, expertise, and customer and supplier list, but has immaterial tangible assets and liabilities. The estimated intangible assets, comprising the above, are foreseen to create a big profit for the Company, with more than 1,000 Greater China influencers having a very dominant track record in the Hong Kong movie industry.

On September 26, 2023, the Company underwent a group restructuring (the “Group Restructuring”), where GGHI was struck off and disposed of, and where Glamorous Holdings International Company Limited and Glamourous Holdings Company Limited (HK) (together the “Hong Kong Subsidiaries”) were acquired from Ms. Ho Chi Wan. The Hong Kong Subsidiaries were 100% owned by Ms. Ho Chi Wan prior to the Group Restructuring and are considered common control.

On March 28, 2024, the Company acquired LWH Consulting Sdn Bhd (“LWH Consulting”), a limited liability company incorporated in Malaysia, at no consideration to carry out the provision of listing consulting services for clients with business interests in the Greater Bay Area in China and other parts of the world.

On September 28, 2024, the Company disposed LWH Consulting, a former 100% owned subsidiary of the Company (see Note – 6 “Acquisition of LWH Consulting”).

On December 20, 2024, in line with the Company’s revisited investment focus, the Hong Kong Subsidiaries were disposed of to Ms. Ho Chi Wan. Glamourous Pictures Group Limited was acquired from Mr. Man Fai Cheng, the Company’s CEO at no consideration.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end HKD:US$ exchange rate	7.80	7.80
Annual average HKD:US$ exchange rate	7.80	7.80

•	Comprehensive income

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accrued liabilities and other payables approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

3.	GOING CONCERN UNCERTAINTIES

The Company’s consolidated financial statements as of December 31, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $810,887 and have net decrease in cash and cash equivalents of $203,370 for the current year ended December 31, 2024. The Company has $12,055 in cash and cash equivalents as of December 31, 2024.

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

4.	DISCONTINUED OPERATIONS

On September 28, 2024, the Company disposed LWH Consulting to Ms. Ho Chi Wan. On December 20, 2024, in line with the Company’s revisited investment focus, the Hong Kong Subsidiaries were disposed of to Ms. Ho Chi Wan. The disposal of LWH Consulting and the Hong Kong Subsidiaries, along with the Company’s strategic shift, constitutes discontinued operations under ASC 205-20, Discontinued Operations. Therefore, all of the operations of LWH Consulting and the Hong Kong Subsidiaries have been classified as discontinued operations and are disclosed as such in the Company’s consolidated statements of operations and comprehensive loss. A detailed breakdown of the Company’s results of discontinued operations is presented below.

	December 31, 2024	December 31, 2023

Revenue	$–	$–

Cost of sales	–	–

Gross profit	–	–

Operating expenses
General and administrative	(7,692)	(116,733)

Operating loss	(7,692)	(116,733)

Other income (expense)
Interest income	–	77
Interest expense	(38,661)	(23,013)
Total other expense	(38,661)	(22,936)

Loss from discontinued operations before income tax	(46,353)	(139,669)

Income tax	–	–

Net loss from discontinued operations	$(46,353)	$(139,669)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$0	$203,370

Total assets related to discontinued operations	–	203,370

Other payables	–	42,302
Long-term loan payables	–	1,106,894

Total liabilities related to discontinued operations	$–	$1,149,196

5.	PURCHASE OF METAVERSE INNOVATION LABORATORY (THE “PROJECTS”)

On January 10, 2024, the Company issued 5,000,000 shares of common stock to Dr. Kin Fat Chan, the owner of Metaverse Innovation Laboratory (the “Projects”), for the purchase and performance of the Projects. The Projects aim to add to the Company’s metaverse prowess and to develop a highly competitive metaverse, and seamlessly amalgamate movies, games, music, online shows, and KOL interaction. The 5,000,000 shares of common stock issued for the Projects were valued at $0.0124 per share.

The Projects were subsequently disposed of to Ms. Ho Chi Wan on December 19, 2024. As of the date of disposal, due to the Company being unable to recognize economic benefit from the Projects, management determined that the realizable value of the Projects was uncertain. Accordingly, the Company recorded a full impairment charge of $62,035 for the year ended December 31, 2024.

6.	ACQUISITION OF LWH CONSULTING

On March 28, 2024, the Company acquired 100% of the shares of LWH Consulting Sdn Bhd (“LWH Consulting”), a limited liability company incorporated in Malaysia, at no consideration to carry out the provision of listing consulting services for clients with business interests in the Greater Bay Area in China and other parts of the world and assisting them to achieve the largest market value for listing in a short period.

On September 28, 2024, to align with the Company’s revised investment strategy, the Company disposed LWH Consulting at no consideration to Ms. Ho Chi Wan. There was no operation since acquisition.

7.	BUSINESS SEGMENT

The Company considers its business activities to constitute one reportable segment, entertainment and consultancy. The Company’s revenues for the one reportable segment for the years ended December 31, 2024 and 2023 are nil.

8.	MOVIE PROJECTS

On July 21, 2023, the Company entered into purchase agreements with Mr. Man Fai Cheng (CEO and Director) and Mr. Woon Chun Kwok to acquire the intellectual property rights to 25 original movie storylines and scripts (collectively, the “Movie IP”). The Company intended to utilize these scripts to attract third-party investment and talent for film production.

The issuance of 30,000,000 shares of common stock were valued at $0.0124 per share.

As of December 31, 2023, due to delays in securing production financing and the absence of active development, management determined that the immediate realizable value of the Movie IP was uncertain. Accordingly, the Company recorded a full impairment charge of $372,208 for the year ended December 31, 2023. The Company retains the rights to these scripts for potential future development.

9.	AMOUNT DUE FROM (TO) RELATED PARTIES

As of December 31, 2024 and 2023, the Company has $14,137 and $4,994 due to related parties, respectively.

As of December 31, 2024 and 2023, the Company has $0 and $0 due from related parties, respectively.

10.	SHAREHOLDERS’ EQUITY

Authorized shares

As of December 31, 2024, the authorized share capital of the Company consisted of 1,000,000,000 shares of common stock with $0.0001 par value (December 31, 2023: 1,000,000,000 shares of common stock). No other classes of stock are authorized.

Issued and outstanding shares

All shares issued by the Company, except explicitly stated, are issued at a fair value of $0.0124, as determined by the fair value per share of the Company at the Reverse Takeover.

On May 30, 2023, the Company approved an issuance of 47,000,000 common shares to Siu Chung Cheung and recipients (“CHEUNG el.”) to settle $4,700 of a total of $41,000 outstanding debt. The shares were issued on July 12 and 13, 2023, respectively.

On July 06, 2023, the Company completed the Reverse Takeover of Glamourous Group Holding Limited (“GGHI”), a limited liability company incorporated in the United Kingdom of England and Wales, by the issuance of 320,000,000 common shares to Ho Chi Wan, the sole shareholder of GGHI, on July 01, 2023. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act. All share transactions are calculated with an effective share price of $0.0124 in relation to the value of the Company prior to the Reverse Takeover.

On July 18, 2023, the Company issued 50,256,410 shares of its common stock to 2 parties for the services rendered to the Company.

On July 31 and August 1, 2023, the Company respectively issued 20,000,000 and 35,000,000 shares of its common stock to recipients in regard to the outstanding debt due to Siu Chung Cheung.

On August 15, 2023, the Company’s majority shareholder Ho Chi Wan surrendered 30,000,000 shares of its common stock to the Company. The shares are therefore recorded as treasury stock.

On August 22, 2023, the Company issued 1,000,000 shares of its common stock for a total consideration of $200,000 (valued at $0.20 per share) to 1 party for the services rendered to the Company.

The Company, on July 21, 2023, entered into an Agreement for Purchase of Commercial Movie Projects with the Company’s CEO and Director Man Fai Cheng to purchase 20 commercial movie projects payable by 20,000,000 shares of the Company’s common stock. The Company, on July 21, 2023, entered separately into an Agreement for Purchase of Animation Movie Projects with Woon Chun Kwok to purchase 5 animation movie projects payable by 10,000,000 shares of the Company’s common stock (the 20 commercial movie projects and the 5 animation movie projects collectively referred as the “Movie Projects”). The 30,000,000 shares of common stock were transferred to Man Fai Cheng and Woon Chun Kwok on September 21, 2023 from the Company’s treasury stock.

On November 16, 2023, the Company issued 2,000,000 shares of its common stock to a recipient in regard to the outstanding debt due to Siu Chung Cheung.

On January 10, 2024, the Company issued 5,000,000 shares of its common stock to Dr. Kin Fat Chan, the owner of Metaverse Innovation Laboratory (the “Projects”), for the purchase and performance of the Projects.

On April 5, 2024, the Company issued 55,000,000 shares of its common stock to the Company’s COO, Lap Yan Cheung for services rendered to the Company.

As of December 31, 2024, 563,466,410 common shares were issued and outstanding (December 31, 2023: 503,466,410 common shares issued and outstanding).

According to RTO accounting, the financial statement presentation has been presented as if the merger had taken place on January 1, 2022. Therefore, the fully diluted shares as of December 31, 2022 is presented as 348,210,000 shares.

On August 26, 2025, the Company’s Board of Directors approved a reverse stock split of its common stocks issued and outstanding at a ratio of one (1) new share for every one thousand (1,000) old shares then-held by each shareholders (the “Reverse Stock Split”). This approval is still subject to FINRA clearance. Any fractional shares that would otherwise result shall be rounded up to the nearest higher whole share. The Reverse Stock Split did not reduce the number of authorized shares of the common stock and the par value of the Company’s ordinary shares remains to be USD 0.0001 per share.

11.	INCOME TAX

The income tax expense as shown in the accompanying consolidated statements of operations consists of the following:

Years ended December 31,
	2024	2023

Current:
Domestic	$–	$–
Foreign	–	–

Deferred:
Domestic	–	–
Foreign	–	–
Income tax expense	$–	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operates in various countries: United States of America, BVI, Malaysia, Hong Kong, and other parts of Asia, that are subject to taxes in the jurisdictions in which they operate, as follows:

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

As of December 31, 2024 and 2023, the operations in the United States of America incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

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

As of December 31, 2024 and 2023, the operations in the Malaysia incurred nil cumulative net operating income which can be carried forward to offset future taxable income. Any net operating loss carry forwards begin to expire in 2038, if unutilized.

Hong Kong

The income tax provision in respect of operations in Hong Kong is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. The principal legislation that governs a person’s profits tax in Hong Kong is the Inland Revenue Ordinance (Cap. 112) (the “IRO”). The regulatory body implementing and enforcing the IRO is the Inland Revenue Department. Pursuant to Section 14 of the IRO, profits tax shall be charged for each year of assessment upon the profits of any person from any trade, profession or business carried on in Hong Kong arising in or derived from Hong Kong (territorial source principle).

Under the IRO, corporations incorporated in Hong Kong are subject to profits tax under a two-tiered structure: 8.25% on the first HKD2 million of assessable profits and 16.5% on the balance above HKD2 million (with only one entity per connected group eligible for the two-tiered benefit). Preferential tax concessions, exemptions and deductions may be granted under specific provisions or case-by-case approvals. Offshore-sourced profits, capital gains, dividends and interest income are generally not subject to Hong Kong profits tax.

As of December 31, 2024 and 2023, the operations in Hong Kong incurred nil cumulative net operating losses which can be carried forward to offset future taxable income. Any net operating loss carryforwards begin to expire after 8 years if unutilized (generally available for up to 8 years of assessment from incurrence).

12.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

	Years ended December 31,
	2024	2023

Net loss attributable to common shareholders	$(810,887)	$(2,636,229)

Weighted average common shares outstanding – Basic and diluted	548,903,568	413,704,203

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

13.	PENSION COSTS

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

14.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, Man Fai Cheng and Ho Chi Wan made advancements of $4,994 and $35,892 to pay for the Company’s operating expenses, respectively.

On December 20, 2024, in line with the Company’s revisited investment focus, the Hong Kong Subsidiaries were disposed of to Ms. Ho Chi Wan. The Company disposed of the Hong Kong Subsidiaries to its majority shareholder, Ms. Ho Chi Wan for no consideration. In accordance with common control accounting, the carrying amount of the net liabilities disposed of ($978,076) was recognized as a contribution to additional paid-in capital. The amount due to Ho Chi Wan was disposed of as part of the disposal of the Hong Kong Subsidiaries.

During the year ended December 31, 2024, Man Fai Cheng made advancements of $9,143 to pay for the Company’s operating expenses.

As of December 31, 2024, the Company has no other related party transactions.

Amounts to from (to) related parties

As of December 31, 2024 and 2023, the Company has $14,137 and $4,994 due to related parties, respectively.

As of December 31, 2024 and 2023, the Company has $0 and $0 due from related parties, respectively.

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

As of December 31, 2024 and 2023, the Company has no material commitments or contingencies.

17.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the consolidated financial statements. The Company has determined that there are no material subsequent events that require adjustment or disclosure to the consolidated financial statements, except for those disclosed below and elsewhere in these consolidated financial statements.

On October 1, 2025, the Company effected a business combination with Aphoenity International Holdings Inc, a Wyoming entity, which subsequently succeeded the prior Delaware entity as holding company of the group structure. Aphoenity International Holdings Inc’s board of directors and officers are composed of the same members as Luduson G Inc., and its shareholding structure is identical to Luduson G Inc. at the time it succeeded Luduson G Inc. as holding company of the group structure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report On Internal Control Over Financial Reporting

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

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

Name	Age	Positions
Chun Fong SIM	45	Chief Executive Officer, Director
Eng Wah KUNG	63	Chief Financial Officer, Secretary, Director
Lap Yan CHEUNG	56	Chief Operating Officer, Director
Ho Chi WAN	45	Non-Executive Chairman, Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Chun Fong SIM, age 45, replaced Mr Man Fai CHENG as the Chief Executive Officer on May 28, 2025. Mr. Sim is a highly accomplished leader with nearly two decades of distinguished experience in the finance and insurance industry. Mr. Sim most recently served as an Executive Director in a multinational corporation, a role that capped a 19-year career encompassing senior directorships with leading financial institutions. Educated in Singapore with a foundation in Engineering, Mr. Sim combines analytical precision with strong financial expertise. His professional focus has centered on advancing key organizational growth pillars, including strategic talent development, operational efficiency, and the formulation of effective sales and market expansion strategies. Mr. Sim also brings substantial regional experience, having cultivated strong partnerships across Thailand, Malaysia, and China. His extensive cross-border network and proven leadership will play a critical role in strengthening the Company’s regional growth strategy and driving expansion initiatives across Asia.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2024 and 2023 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2024 and 2023, whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)

Man Fai CHENG (1)	2024	0	0	0	0	0
(Chief Executive Officer and Director)	2023	0	0	0	0	0

Eng Wah KUNG (2)	2024	0	0	0	0	0
(Chief Financial Officer, Secretary and Director)	2023	0	0	0	0	0

Lap Yan CHEUNG (3)	2024	0	0	0	0	0
(Chief Operating Officer and Director)	2023	0	0	0	0	0

_______________

(1)	Man Fai CHENG has served as our Chief Executive Officer and Director since May 25, 2023 until May 28, 2025 where he was replaced by Chun Fong SIM.
(2)	Eng Wah KUNG has served as our Chief Financial Officer, Secretary and Director since May 25, 2023.
(3)	Lap Yan CHEUNG has served as our Chief Operating Officer and Director since May 25, 2023.

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

Grants of Options and Similar Equity Awards

During the year ended December 31, 2024, the Company did not grant any stock options, restricted stock units, or other similar equity awards to any named executive officer or director.

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

Insider Trading Arrangements and Policies

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

Chun Fong SIM

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

Name of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Officers and Directors
Man Fai CHENG (3)	20,000,000	3.55%
Lap Yan CHEUNG (4)	55,000,000	9.76%
Ho Chi WAN (5)	290,000,000	51.47%

All executive officers and directors as a group (3 persons)	365,000,000	64.78%

Shareholders Holding In Excess of 5%

nil

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2024. Applicable percentage ownership is based on 563,519 shares of common stock outstanding as of December 31, 2024, and any shares that such person or persons has the right to acquire within 60 days of December 31, 2024, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise noted, the business address of each beneficial owner listed is 35/F, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.
(3)	Man Fai CHENG was appointed to serve as our Chief Executive Officer and Director effective May 25, 2023. On May 28, 2025, the Company replaced Man Fai CHENG with Chun Fong SIM to serve as our Chief Executive Officer and Director.
(4)	Lap Yan CHEUNG was appointed to serve as our Chief Operation Officer and Director effective May 25, 2023.
(5)	Ho Chi WAN was appointed to serve as our Non-Executive Chairman and Director effective May 25, 2023.

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

Director Independence

Our board of directors currently consists of Chun Fong SIM, our CEO, Eng Wah KUNG, our CFO, Lap Yan CHEUNG, our COO, and Ho Chi WAN, our Non-Executive Chairman. Our directors do not qualify as an independent director under the published listing requirements of the NASDAQ Stock Market or the NYSE because they are executive officers of the Company. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by our auditor, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2024	December 31, 2023

Audit fees	$10,974	$11,367
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$10,974	$11,367

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description

21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

April 10, 2026	APHOENITY INTERNATIONAL HOLDINGS INC.

	By:	/s/ Chun Fong SIM
Chun Fong SIM
Chief Executive Officer

